Form 10-Q
period 2023-06-30
Lightstone Value Plus REIT I, Inc.
filed 2023-08-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes ☐   No ☑

As of August 7, 2023, there were approximately 21.7 million outstanding shares of common stock of Lightstone Value Plus REIT I, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of June 30, 2023	As of December 31, 2022
	(unaudited)
Assets

Investment property:
Land and improvements	$95,788	$96,074
Building and improvements	173,236	168,518
Furniture and fixtures	17,086	17,184
Construction in progress	1,248	22
Gross investment property	287,358	281,798
Less: accumulated depreciation	(19,067)	(15,728)
Net investment property	268,291	266,070
Development project	95,714	93,614
Investments in related parties	738	6,898
Investment in unconsolidated affiliated entity	17,447	19,794
Cash and cash equivalents	11,559	12,211
Marketable securities	43,402	45,924
Notes receivable, net	34,918	48,059
Restricted cash	4,951	10,372
Other assets	9,213	6,952
Total Assets	$486,233	$509,894

Liabilities and Stockholders’ Equity

Mortgages payable, net	$258,114	$260,579
Accounts payable, accrued expenses and other liabilities	17,185	18,716
Distributions payable	3,807	3,825
Total Liabilities	279,106	283,120

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders’ Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 21.7 million and 21.8 million shares issued and outstanding, respectively	217	218
Additional paid-in-capital	163,045	164,331
Accumulated other comprehensive loss	-	(159)
Accumulated surplus	33,631	50,051
Total Company’s stockholders’ equity	196,893	214,441
Noncontrolling interests	10,234	12,333
Total Stockholders’ Equity	207,127	226,774
Total Liabilities and Stockholders’ Equity	$486,233	$509,894

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental revenues	$2,537	$2,363	$4,950	$4,814
Hotel revenues	12,943	-	20,487	-
Total revenues	15,480	2,363	25,437	4,814

Expenses:
Property operating expenses	779	1,414	1,467	2,393
Hotel operating expenses	9,058	-	16,661	-
Real estate taxes	124	62	216	124
General and administrative costs	952	598	1,964	1,172
Pre-opening costs	(32)	331	16	354
Depreciation and amortization	1,683	649	3,351	1,498
Total expenses	12,564	3,054	23,675	5,541

Interest and dividend income	1,824	2,117	4,120	4,392
Interest expense	(6,916)	(363)	(12,161)	(750)
Gain on disposition of real estate	-	49	1,121	49
(Loss)/gain on sale of marketable securities	-	(179)	(359)	1,160
Unrealized gain/(loss) on marketable equity securities	1,052	(9,766)	501	(18,774)
Mark to market adjustments on derivative financial instruments	38	378	(370)	1,242
Loss from investment in unconsolidated affiliated real estate entity	(1,140)	-	(2,360)	-
Other income/(expense), net	30	-	28	(12)
Net loss	(2,196)	(8,455)	(7,718)	(13,420)
Less: net income attributable to noncontrolling interests	(541)	(228)	(1,075)	(600)
Net loss attributable to Company’s common shares	$(2,737)	$(8,683)	$(8,793)	$(14,020)

Basic and diluted net loss per Company’s common share:
Net loss per Company’s common share, basic and diluted	$(0.13)	$(0.40)	$(0.40)	$(0.64)

Weighted average number of common shares outstanding, basic and diluted	21,755	21,974	21,786	22,051

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(2,196)	$(8,455)	$(7,718)	$(13,420)

Other comprehensive income/(loss):
Holding (loss)/gain on available for sale debt securities	-	(267)	(208)	1,026
Reclassification adjustment for loss/(gain) included in net loss	-	180	359	(1,160)
Other comprehensive (loss)/income:	-	(87)	151	(134)

Comprehensive loss	(2,196)	(8,542)	(7,567)	(13,554)

Less: Comprehensive income attributable to noncontrolling interests	(541)	(226)	(1,067)	(597)
Comprehensive loss attributable to the Company’s common shares	$(2,737)	$(8,768)	$(8,634)	$(14,151)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, March 31, 2022	22,110	$221	$167,519	$(86)	$83,924	$28,793	$280,371
Net loss	-	-	-	-	(8,683)	228	(8,455)
Other comprehensive loss	-	-	-	(85)	-	(2)	(87)
Distributions declared(a)	-	-	-	-	(3,839)	-	(3,839)
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,076)	(1,076)
Redemption and cancellation of common shares	(194)	(2)	(2,279)	-	-	-	(2,281)
Shares issued from distribution reinvestment program	7	-	83	-	-	-	83
BALANCE, June 30, 2022	21,923	$219	$165,323	$(171)	$71,402	$27,943	$264,716

(a)	Distributions per share were $0.175.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2021	22,181	$222	$168,363	$(40)	$93,134	$22,546	$284,225
Net loss	-	-	-	-	(14,020)	600	(13,420)
Other comprehensive loss	-	-	-	(131)	-	(3)	(134)
Distributions declared(a)	-	-	-	-	(7,712)	-	(7,712)
Distributions paid to noncontrolling interests	-	-	-	-	-	(17,095)	(17,095)
Contributions received from noncontrolling interests	-	-	-	-	-	21,895	21,895
Redemption and cancellation of common shares	(273)	(3)	(3,207)	-	-	-	(3,210)
Shares issued from distribution reinvestment program	15	-	167	-	-	-	167
BALANCE, June 30, 2022	21,923	$219	$165,323	$(171)	$71,402	$27,943	$264,716

(a)	Distributions per share were $0.350.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, March 31, 2023	21,810	$218	$163,958	$-	$40,175	$10,658	$215,009
Net loss	-	-	-	-	(2,737)	541	(2,196)
Distributions declared(a)	-	-	-	-	(3,807)	-	(3,807)
Distributions paid to noncontrolling interests	-	-	-	-	-	(965)	(965)
Redemption and cancellation of common shares	(82)	(1)	(997)	-	-	-	(998)
Shares issued from distribution reinvestment program	7	-	84	-	-	-	84
BALANCE, June 30, 2023	21,735	$217	$163,045	$-	$33,631	$10,234	$207,127

(a)	Distributions per share were $0.175.

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, December 31, 2022	21,840	$218	$164,331	$(159)	$50,051	$12,333	$226,774
Net loss	-	-	-	-	(8,793)	1,075	(7,718)
Other comprehensive income	-	-	-	159	-	(8)	151
Distributions declared(a)	-	-	-	-	(7,627)	-	(7,627)
Distributions paid to noncontrolling interests	-	-	-	-	-	(3,166)	(3,166)
Redemption and cancellation of common shares	(119)	(1)	(1,453)	-	-	-	(1,454)
Shares issued from distribution reinvestment program	14	-	167	-	-	-	167
BALANCE, June 30, 2023	21,735	$217	$163,045	$-	$33,631	$10,234	$207,127

(a)	Distributions per share were $0.350.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,718)	$(13,420)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	3,351	1,498
Gain on disposition of real estate	(1,121)	-
Loss from investment in unconsolidated affiliated real estate entity	2,360	-
Mark to market adjustments on derivative financial instruments	370	(1,242)
Unrealized (gain)/loss on marketable equity securities	(501)	18,774
Loss/(gain) on sale of marketable securities	359	(1,160)
Amortization of deferred financing costs	1,745	138
Noncash interest income	(859)	(1,764)
Other non-cash adjustments	(5)	(36)
Changes in assets and liabilities:
Increase in other assets	(2,506)	(585)
(Decrease)/increase in accounts payable, accrued expenses and other liabilities	(1,077)	5,825
Increase in due to related parties	65	73
Cash (used in)/provided by operating activities	(5,537)	8,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of development property and investment property	(8,599)	(36,398)
Purchase of marketable securities	(982)	(12,052)
Proceeds from sale of marketable securities	3,797	8,345
Proceeds from disposition of real estate	1,382	-
Investment in joint venture	(4)	-
Distributions from joint venture	163	51
Proceeds from redemption of preferred investment in related party	6,000	4,000
Funding of notes receivable	(300)	(43,970)
Release of reserves on notes receivable	300	-
Proceeds from repayment of notes receivable	14,000	27,090
Investment in unconsolidated affiliated real estate entity	(13)	-
Cash provided by/(used in) investing activities	15,744	(52,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	7,816	29,262
Mortgage principal payments	(11,973)	(691)
Payment of loan fees and expenses	(25)	(522)
Redemption and cancellation of common shares	(1,454)	(3,210)
Contributions received from noncontrolling interests	-	21,895
Distributions paid to noncontrolling interests	(3,166)	(17,095)
Distributions paid to Company’s common stockholders	(7,478)	(7,590)
Cash (used in)/provided financing activities	(16,280)	22,049

Change in cash, cash equivalents and restricted cash	(6,073)	(22,784)
Cash, cash equivalents and restricted cash, beginning of year	22,583	42,592
Cash, cash equivalents and restricted cash, end of period	$16,510	$19,808

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$11,559	$17,222
Restricted cash	4,951	2,586
Total cash, cash equivalents and restricted cash	$16,510	$19,808

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

Lightstone REIT I is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of June 30, 2023, Lightstone REIT I held a 98% general partnership interest in the its Operating Partnership’s common units (“Common Units”).

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

As of June 30, 2023, the Company (i) has ownership interests in and consolidates two operating properties, one development property and certain land holdings and (ii) has ownership interests through two unconsolidated joint ventures in nine multifamily residential properties and seven commercial hotel properties. Additionally, as of June 30, 2023, the Company has one other real estate-related investment consisting of a promissory loan it originated, through a joint venture with a related party, to an unaffiliated third-party borrower.

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

With respect to its consolidated development property, the Company wholly owns land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, on which it plans, subject to economic and local market conditions and regulations, to construct a proposed mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”).

The Company also wholly owns and consolidates certain adjacent land parcels (the “St. Augustine Land Holdings) located in St. Augustine, Florida.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Additionally, the Company holds a 19.0% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns nine multifamily residential properties, which its accounts for using the equity method of accounting and it holds a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”) which owns seven hotel properties, which the Company accounts for using a measurement alternative under which the Hotel Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Hotel Joint Venture subsequently sold two of its hotels during July 2023. Both the Columbus Joint Venture and the Hotel Joint Venture are between the Company and related parties.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of June 30, 2023.

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

As of June 30, 2023 and December 31, 2022, the Company had no material uncertain income tax positions.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Revenues

The following table represents the total hotel revenues from hotel operations on a disaggregated basis:

	For the Three Months ended June 30, 2023	For the Six Months ended June 30, 2023
Hotel revenues
Room	$6,705	$9,700
Food, beverage and other	6,238	10,787
Total hotel revenues	$12,943	$20,487

Land Parcel Sale

During the first quarter of 2023, the Company completed the disposition of a parcel of land, which was part of its St. Augustine Land Holdings, to an unrelated third party for a contractual sales price of $1.5 million and recognized a gain on disposition of real estate of $1.1 million during the six months ended June 30, 2023.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board issued an accounting standards update, “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The updated standard introduces an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses for financial instruments measured at amortized cost. For trade receivables, other receivables, and held-to-maturity debt instruments, entities are required to use a new forward looking expected loss model that generally will result in an earlier recognition of allowances for losses. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. The update was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted the new standard, as of January 1, 2023, and it did not have a material impact on the consolidated financial statements.

Adverse Developments Affecting the Financial Services Industry and Concentration of Risk

As of June 30, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions, may adversely affect the Company’s results of operations and financial performance.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Supplemental Cash Flow Information

Supplemental cash flow information for the periods indicated is as follows:

	For the Six Months Ended June 30,
	2023	2022
Cash paid for interest	$11,856	$5,395
Distributions declared but not paid	$3,807	$3,840
Capital expenditures for investment property in accounts payable, accrued expenses and other liabilities	$1,208	$3,450
Amortization of deferred financing costs included in development projects	$-	$1,253
Holding loss/gain on marketable securities	$151	$134
Value of shares issued from distribution reinvestment program	$167	$167
Proceeds from mortgage financing held by related party	$-	$28,643

3.	Development Project - Exterior Street Project

In February 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, the Company subsequently acquired an additional adjacent parcel of land at cost from an affiliate of its Advisor for $1.0 million in order to achieve certain zoning compliance. On these three land parcels the Company plans, subject to economic and local market conditions and regulations, to construct a proposed mixed-use multifamily residential and commercial retail property (the “Exterior Street Project”). In light of certain economic and local market conditions and regulations, the company decided in the 2nd quarter of 2023 to pause active development and ceased capitalizing interest and real estate taxes. Through June 30, 2023 and December 31, 2022, the Company has incurred and capitalized $95.7 million and $93.6 million of costs related to the development of the Exterior Street Project. During the six months ended June 30, 2023, $1.5 million and during the three and six months ended June 30, 2022, $0.7 million and $1.2 million, respectively, of interest was capitalized to the Exterior Street Project, which is classified as development project on the consolidated balance sheets.

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

The Company incurred pre-opening costs of $0.3 million and $0.4 million during the three and six months ended June 30, 2022, respectively, related to the Lower East Side Moxy Hotel. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

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

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing costs, was $92.3 million and the Company paid $17.5 million representing its 19.0% pro rata share. In connection with the acquisition, the Company also paid the Advisor a separate acquisition fee of $2.4 million, equal to 2.75% of the Company’s pro-rata share of the contractual purchase price which is reflected in the carrying value of the Company’s investment in unconsolidated affiliated real estate entity on the consolidated balance sheets. During the six months ended June 30, 2023, the Company’s made $13 of additional capital contributions to the Columbus Joint Venture.

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

Columbus Joint Venture Financial Information

The following table represents the condensed statement of operations for the Columbus Joint Venture:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Revenues	$10,496	$21,007

Property operating expenses	5,387	10,279
General and administrative income	129	84
Depreciation and amortization	4,773	9,519
Operating income	207	1,125

Interest expense and other, net	(6,080)	(13,286)
Net loss	$(5,873)	$(12,161)
Company’s share of net loss (19.0%)	$(1,116)	$(2,311)
Additional depreciation and amortization expense(1)	(24)	(49)
Company’s loss from investment	$(1,140)	$(2,360)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Columbus Joint Venture and the amount of the underlying equity in net assets of the Columbus Joint Venture.

The following table represents the condensed balance sheet for the Columbus Joint Venture:

	As of	As of
	June 30, 2023	December 31, 2022
Investment property, net	$453,335	$457,339
Cash and restricted cash	14,356	15,770
Other assets	6,141	10,096
Total assets	$473,832	$483,205

Mortgages and loans payable, net	$386,648	$383,266
Other liabilities	7,861	8,495
Members’ equity	79,323	91,444
Total liabilities and members’ equity	$473,832	$483,205

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6.	Investments in Related Parties

Preferred Investments

The Company previously entered into agreements with various related party entities that provided for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitled it to certain prescribed monthly preferred distributions. During the six months ended June 30, 2023, the Company redeemed the remaining $6.0 million of its only remaining Preferred Investment, which was the 40 East End Avenue Preferred Investment.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
	Dividend	As of June 30,	As of December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Investments	Rate	2023	2022	2023	2022	2023	2022
40 East End Avenue	12%	$-	$6,000	$75	$182	$254	$362
East 11th Street	12%	-	-	-	230	-	485
Total		$-	$6,000	$75	$412	$254	$847

Note:

(1)	Included in interest and dividend income on the consolidated statements of operations.

Hotel Joint Venture

The Company has a 2.5% membership interest in the Hotel Joint Venture, which held ownership interests in seven hotel properties as of June 30, 2023 but subsequently sold two of its hotel properties during July 2023. The carrying value of its investment was $0.7 million and $0.9 million, as of June 30, 2023 and December 31, 2022, respectively, which is included in investments in related parties on the consolidated balance sheets.

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

During the six months ended June 30, 2023, the NR Joint Ventures made aggregate distributions of $1.3 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests. During the six months ended June 30, 2022, both the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of $21.9 million, principally to fund their respective shares of the Joint Venture Promissory Note that was originated. Additionally, during the six months ended June 30, 2022, the NR Joint Ventures made aggregate distributions of $15.0 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests.

LSC 1543 7th LLC, the NR Joint Venture that originated the Joint Venture Promissory Note (the “LSC 1543 7th LLC Note Receivable”) with a remaining outstanding principal balance of $35.0 million as of June 30, 2023, is currently in discussions with the Joint Venture Borrower with respect to the terms for an extension to the LSC 1543 7th LLC Note Receivable, which is expected to be completed on or before its initial scheduled maturity date of August 31, 2023.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following tables summarize the Note Receivable as of the dates indicated:

Joint Venture/Lender	Company’s Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Maturity Date	Contractual Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment
							As of June 30, 2023
LSC 1543 7th LLC	50%	$49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$35,000	$-	$(82)	$34,918	$-

							As of December 31, 2022
LSC 1543 7th LLC	50%	$49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$49,000	$(614)	$(327)	$48,059	$-

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Joint Venture/Lender	2023	2022	2023	2022
LSC 1543 7th LLC	$1,201	1,038	$2,699	$1,727
LSC 11640 Mayfield LLC	-	-	-	455
Total	$1,201	$1,038	$2,699	$2,182

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8.	Marketable Securities, Derivative Financial Instruments, Fair Value Measurements and Notes Payable

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of June 30, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$20,421	$72	$(1,254)	$19,239
Marco OP Units and Marco II OP Units	19,227	4,936	-	24,163
	$39,648	$5,008	$(1,254)	$43,402

	As of December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$22,993	$-	$(2,103)	$20,890
Marco OP Units and Marco II OP Units	19,227	5,355	-	24,582
	42,220	5,355	(2,103)	45,472
Debt securities:
Corporate Bonds	602	-	(150)	452
Total	$42,822	$5,355	$(2,253)	$45,924

As of both June 30, 2023 and December 31, 2022, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are both exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon Inc. in exchange for cash or similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $115.48 per share and $94.92 per share as of June 30, 2023 and 2022, respectively. Additionally, the closing price of Simon Stock was $117.48 per share as of December 31, 2022.

Throughout 2022 and continuing into 2023, financial markets have been experiencing increases in interest rates primarily as a result of higher inflation, leading to the lower market prices of the Company equity’s securities, especially those highly sensitive to movements in interest rates, such as REITs and preferred securities. Because of the change in the closing price of Simon Stock and the market price of the Company’s other equity securities, the Company incurred unrealized gains of $1.1 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and unrealized losses of $9.8 million and $18.8 million for the three and six months ended June 30, 2022, respectively. These unrealized losses incurred on the Company’s marketable equity securities are included in its consolidated statements of operations.

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

For the three and six months ended June 30, 2023, the Company recorded an unrealized gain of $38 and unrealized losses of $0.4 million, respectively, and during the three and six months ended June 30, 2022, the Company recorded unrealized gains of $0.4 million and $1.2 million, respectively, on the consolidated statements of operations, representing the change in the fair value of these economic hedges during such periods.

The two interest rate cap contracts have notional amounts of $90.0 million and $40.0 million, respectively, and effectively cap the LIBOR through June 30, 2023 and its replacement rate thereafter at 3.00%. Both interest rate cap contracts mature on June 3, 2024. The aggregate fair values of the interest rate cap contracts of $2.9 million and $3.3 million as of June 30, 2023 and December 31, 2022, respectively, are included in other assets on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Marketable securities and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of June 30, 2023	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$1,119	$18,120	$-	$19,239
Marco OP and OP II Units	-	24,163	-	24,163
Total	$1,119	$42,283	$-	$43,402

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$2,880	$-	$2,880

	Fair Value Measurement Using
As of December 31, 2022	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$1,138	$19,752	$-	$20,890
Marco OP and OP II Units	-	24,582	-	24,582
Corporate Bonds	-	452	-	452
Total	$1,138	$44,786	$-	$45,924

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$3,279	$-	$3,279

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR plus 0.85% (6.07% as of June 30, 2023) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of June 30, 2023 and December 31, 2022.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2024 and bears interest at LIBOR plus 1.35% (6.57% as of June 30, 2023). Additionally, the Line of Credit provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of June 30, 2023, the amount of borrowings available to be drawn under the Line of Credit was $13.3 million. No amounts were outstanding under the Line of Credit as of both June 30, 2023 and December 31, 2022.

9.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property/Investment	Interest Rate	Weighted Average Interest Rate for the Six Months Ended June 30, 2023	Maturity Date	Amount Due at Maturity	As of June 30, 2023	As of December 31, 2022
Gantry Park Landing	4.48%	4.48%	November 2024	$65,317	$67,428	$68,151

Lower East Side Moxy Hotel Senior	LIBOR + 7.50% (floor of 7.75%)	10.40%	June 2024	90,000	90,000	82,811

Lower East Side Moxy Hotel Junior	LIBOR + 13.50% (floor of 14.00%)	16.72%	June 2024	40,000	40,000	40,000

Exterior Street Project	SOFR + 2.60%	7.45%	November 2023	35,000	35,000	35,000

Exterior Street Project Supplemental	SOFR + 2.60%	7.45%	November 2023	7,000	7,000	7,000

LSC 1543 7th LLC Note Receivable	SOFR + 3.50%	8.50%	December 2023	21,529	21,529	32,152

Total mortgages payable		9.21%		$258,846	260,957	265,114

Less: Deferred financing costs					(2,843)	(4,535)

Total mortgages payable, net					$258,114	$260,579

One-month LIBOR as of June 30, 2023 and December 31, 2022 was 5.22% and 4.39%, respectively. One-month SOFR as of June 30, 2023 and December 31, 2022 was 5.14% and 4.36%. The Company’s loans are secured by the indicated real estate/investment and are non-recourse to the Company, unless otherwise indicated.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

LSC 1543 7th LLC Loan

On June 30, 2022, LSC 1543 7th LLC obtained a loan of up to $33.1 million (the “LSC 1543 7th LLC Loan”) which bears interest at SOFR + 3.50% (8.64% as of June 30, 2023). The LSC 1543 7th LLC Loan is initially scheduled to mature on December 30, 2023, but may be further extended through December 30, 2024 and September 20, 2025, through the exercise of two extension options. The LSC 1543 7th LLC Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is collateralized by a nonrecourse loan originated by LSC 1543 7th LLC Note Receivable. During the first quarter of 2023, LSC 1543 7th LLC received a payment of $14.0 million on the LSC 1543 7th LLC Note Receivable and used a portion of the proceeds to repay $11.3 million of the LSC 1543 7th LLC Loan, which reduced the outstanding balance to $21.5 million.

Moxy Construction Loans

On June 3, 2021, the Company, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) providing for up to $90.0 million of funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were initially advanced under the Moxy Senior Loan, which were used to repay in full a then outstanding mortgage loan. The Moxy Senior Loan bears interest at LIBOR plus 7.50%, subject to an 7.75% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. Additionally, the Moxy Senior Loan provides for a replacement benchmark rate for periods after June 30, 2023 in connection with the phase-out of LIBOR. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of June 30, 2023, the outstanding principal balance of the Moxy Senior Loan was $90.0 million, the interest rate was 12.72%. Additionally, the Company was required by the lender to deposit the $4.7 million of key money received from Marriott during the fourth quarter of 2022 into an escrow account (included in restricted cash on the consolidated balance sheet as of December 31, 2022), all of which was subsequently used to fund remaining construction costs for the project during the first quarter of 2023.

Simultaneously on June 3, 2021, the Company, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. The Moxy Junior Loan bears interest at LIBOR plus 13.50%, subject to a 14.00% floor (18.72% as of June 30, 2023), and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. Additionally, the Moxy Junior Loan provides for a replacement benchmark rate for periods after June 30, 2023 in connection with the phase-out of LIBOR. The Moxy Junior Loan is subordinate to the Moxy Senior Loan but also collateralized by the Lower East Side Moxy Hotel. The Company has provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan.

In connection with the Moxy Construction Loans, the Company provided certain completion and carry cost guarantees. Additionally, the Moxy Construction Loans provide for the lenders to trap excess cash flow, if any, generated from the operations of the Lower East Side Moxy Hotel until it achieves certain prescribed financial ratios for two consecutive quarters. To-date, the Lower East Side Moxy Hotel, which opened in October 2022 and therefore, is still in its ramp-up period, has not achieved any of the prescribed financial ratios.

The Company has also entered into two interest rate cap agreements with notional amounts of $90.0 million and $40.0 million pursuant to which LIBOR through June 30, 2023 and its replacement rate thereafter is capped at 3.00% through June 3, 2024. Furthermore, in connection with the Moxy Construction Loans, the Company paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of June 30, 2023 and December 31, 2022.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Exterior Street Loans

On March 29, 2019, the Company obtained a $35.0 million loan (the “Exterior Street Loan”) from a financial institution which, commencing on October 10, 2020, bore interest at LIBOR plus 2.25% through November 24, 2022. On December 21, 2021, the loan agreement was amended to provide an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and collectively with the Exterior Street Loan, the “Exterior Street Loans”) which bore interest at LIBOR plus 2.50% through November 24, 2022. The Exterior Street Loans require monthly interest-only payments with the outstanding principal balances due in full at their maturity date. The Exterior Street Loans are collateralized by the Exterior Street Project. On November 22, 2022, the Company and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.60% (7.74% as of June 30, 2023) and their maturity dates were extended to November 24, 2023.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of June 30, 2023:

	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$64,260	$196,697	$-	$-	$-	$-	$260,957

Less: Deferred financing costs							(2,843)

Total principal maturities, net							$258,114

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of June 30, 2023, the Company was in compliance with all of its financial debt covenants; except for the those for the Moxy Construction Loans, as discussed above. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Maturities

The Exterior Street Loans (outstanding aggregate principal balance of $42.0 million as of June 30, 2023) mature on November 24, 2023. The Company currently intends to seek to extend or refinance the Exterior Street Loans on or before their maturity date.

The LSC 1543 7th LLC Loan (outstanding principal balance of $21.5 million as of June 30, 2023) is scheduled to initially mature on December 30, 2023, but may be further extended through December 30, 2024 and September 20, 2025, through the exercise of two extension options. The Company currently intends to repay the LSC 1543 7th LLC Loan with the proceeds from the expected repayment of the LSC 1543 7th LLC Note Receivable, which has an outstanding principal balance of $35.0 million, or to seek to further extend the LSC 1543 7th LLC Loan pursuant to its first extension option on or before its scheduled maturity date.

The Moxy Construction Loans (outstanding aggregate principal balance of $130.0 million as of June 30, 2023) mature on June 3, 2024. The Company currently intends to refinance the Moxy Construction Loans on or before their initial maturity dates of June 3, 2024; however, there can be no assurances that it will be successful in such endeavors. If the Company is unable to refinance the Moxy Construction Loans on or before their initial maturity date, it will then seek to exercise the first of their two one-year extension options.

However, if the Company is unable to extend or refinance its maturing indebtedness at favorable terms, it will look to repay the then outstanding principal balances with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months from the date of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

10.	Equity

Distribution on Common Shares

On May 10, 2023, the Board of Directors authorized and the Company declared a distribution of $0.175 per share for the quarterly period ending June 30, 2023. On July 15, 2023, the distribution of $3.8 million was paid in full using a combination of cash and approximately 7,000 shares of the Company’s common stock issued pursuant to the Company’s distribution reinvestment program (“DRIP”), at a discounted price of $11.58 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $12.19 as of September 30, 2022.

On August 11, 2023, the Company’s Board of Directors authorized and the Company declared a distribution of $0.0875 per share for the quarterly period ending September 30, 2023. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.35 per share, or an annualized rate of 3.5% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under the Company’s DRIP.

Because the quarterly distribution declared by the Board of Directors on the Common Shares for the quarterly period ending on September 30, 2023 does not equal at least an annualized rate of 7.0% assuming a purchase price of $10.00 per share, no distributions were declared on the SLP Units. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

For the six months ended June 30, 2023, the Company repurchased 119,300 Common Shares at a weighted average price per share of $12.19. For the six months ended June 30, 2022, the Company repurchased 273,135 Common Shares at a weighted average price per share of $11.75.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Asset management fees (general and administrative costs)	$551	$171	$1,107	$325
Property management fees (property operating expenses)	75	74	147	155
Development fees and cost reimbursement(1)	235	733	641	1,617
Total	$861	$978	$1,895	$2,097

(1)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed and the associated assets are placed in service. As of December 31, 2022, the Company owed the Advisor and its affiliated $0.7 million, for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

During both the three and six months ended June 30, 2023 and 2022, distributions of $0.5 million and $1.0 million, respectively, were declared and paid on the SLP units.

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

The carrying amount and estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of June 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$261.0	$260.5	$265.1	$265.1

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

Hotel Franchise Agreement

The Lower East Side Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott International, Inc. (“Marriott”). The Hotel Franchise Agreement provides for the Company to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, the Company received a key money (“Key Money”) payment of $4.7 million from Marriott during the fourth quarter of 2022. The Key Money, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. As of June 30, 2023 and December 31, 2022, the remaining unamortized balance of the Key Money was $4.6 million and $4.7 million, respectively. Pursuant to the terms of the Hotel Franchise Agreement, the Company may be obligated to return the unamortized portion of the key money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

Hotel Management Agreements

With respect to the Lower East Side Moxy Hotel, the Company has entered into a hotel management agreement, food and beverage operations management agreement and an asset management agreement (collectively, the “Hotel Management Agreements”) with various third-party management companies pursuant to which they provide oversight and management over the operation of the Lower East Side Moxy Hotel and its food and beverage venues and receive payment of certain prescribed management fees, generally based on a percentage of revenues and certain incentives for exceeding targeted earnings thresholds. The management fees are recorded as a component of hotel operating expenses on the consolidated statements of operations. The Hotel Management Agreements have initial terms ranging from 5 to 20 years.

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

Business and Structure

Lightstone Value Plus REIT I, Inc. (the “Lightstone REIT I”), (together with its operating partnership, Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), the “Company”, also referred to as “we”, “our” or “us” herein) has and expects to continue to acquire and operate or develop in the future, commercial and, residential properties and/or make real estate-related investments, principally in the United States. Our acquisitions and investments are, principally conducted through the Operating Partnership, and may include both portfolios and individual properties. We evaluate all of our real estate investments as one operating segment. As of June 30, 2023, we held a 98% general partnership interest in our Operating Partnership’s common units.

As of June 30, 2023, we (i) have ownership interests in and consolidate two operating properties, one development property and certain land holdings and (ii) have ownership interests through two unconsolidated joint ventures in nine multifamily residential properties and seven commercial hotel properties. Additionally, as of June 30, 2023, we have one other real estate-related investment consisting of a promissory loan we originated through a joint venture with a related party, to an unaffiliated third-party borrower. We evaluate all of our real estate investments as one operating segment.

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

With respect to our consolidated development property, we wholly own land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, on which we plan, subject to economic and local market conditions and regulations, to construct a proposed mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”).

We also wholly own and consolidate certain adjacent land parcels (the “St. Augustine Land Holdings) located in St. Augustine, Florida.

Additionally, we hold a 19.0% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns nine multifamily residential properties, which we account for using the equity method of accounting and we hold a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”) which owns seven hotel properties, which we account for using a measurement alternative under which the Hotel Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Hotel Joint Venture subsequently sold two of its hotel properties during July 2023. Both the Columbus Joint Venture and the Hotel Joint Venture are between us and related parties.

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

Adverse Developments Affecting the Financial Services Industry and Concentration of Credit Risk

As of June 30, 2023 and December 31, 2022, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash. However, in March and April of 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on our operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, our ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions, may adversely affect our results of operations and financial performance.

Wholly Owned and Consolidated Real Estate Properties:

As of June 30, 2023, we (i) have ownership interests in and consolidate two operating properties, one development property and certain land holdings and (ii) have ownership interests through two unconsolidated joint ventures in nine multifamily residential properties and seven commercial hotel properties.

Consolidated Properties

Lower East Side Moxy Hotel

We wholly own a 296-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”), located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022. The following table contains certain information for the Lower East Side Moxy Hotel for the dates indicated.

			Year to Date	Percentage Occupied for the Six Months Ended	RevPAR for the Six Months Ended	ADR for the Six Months Ended
	Location	Year Built	Available Rooms	June 30, 2023	June 30, 2023	June 30, 2023
Lower East Side Moxy Hotel	Bowery, New York	2022	54,843	71%	$176.86	$249.39

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

	Location	Year Built	Leasable Units	Percentage Occupied as of June 30, 2023	Annualized Revenues based on rents at June 30, 2023	Annualized Revenues per unit at June 30, 2023
Gantry Park Landing	Queens, New York	2013	199	98%	$9.4 million	$47,957

Annualized revenue is defined as the minimum monthly payments due as of June 30, 2023 annualized.

Exterior Street Project

In February 2019, we acquired two adjacent parcels of land located at 355 and 399 Exterior Street, located in the Mott Haven neighborhood in the Bronx borough of New York City, and subsequently acquired an additional adjacent wedge parcel in September 2021. On these three land parcels we plan, subject to economic and local market conditions and regulations, to construct a proposed mixed-use multifamily residential and commercial retail project (“Exterior Street Project”). Through June 30, 2023, we have incurred and capitalized $95.7 million of costs related to the development of the Exterior Street Project.

St. Augustine Land Holdings

Effective July 15, 2022, we ceased operations of our wholly owned St. Augustine Outlet Center, a retail property located in St. Augustine, Florida, and shortly thereafter, commenced demolition of the property’s building and improvements in order to prepare the various land parcels for potential sale and/or lease. The demolition of the property’s buildings and improvements was substantially completed during the third quarter of 2022. As a result, we own various adjacent land parcels (the “St. Augustine Land Holdings”) which are included in land and improvements on the consolidated balance sheets. During the first quarter of 2023, we completed the disposition of a parcel of land, which was part of the St. Augustine Land Holdings, to an unrelated third party for a contractual sales price of $1.5 million and recognized a gain on disposition of real estate of $1.1 million during the six months ended June 30, 2023. The aggregate carrying value of the St. Augustine Land Holdings was $4.6 million and $4.9 million as of June 30, 2023 and December 31, 2022, respectively.

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

				Percentage Occupied as of	Annualized Revenues based on rents at	Annualized Revenue per unit at
	Location	Year Built	Leasable Units	June 30, 2023	June 30, 2023	June 30, 2023
9 multifamily residential properties within the Columbus Joint Venture	Columbus, Ohio	2004	2,564	90%	$41.1 Million	$17,883

Hotel Joint Venture

We hold a 2.5% joint venture ownership interest in the Hotel Joint Venture, a joint venture between us and a related party, which owns seven hotel properties, which we account for using a measurement alternative under which the Hotel Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Hotel Joint Venture subsequently sold two of its hotel properties during July 2023.

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

Results of Operations

For the Three Months Ended June 30, 2023 vs. June 30, 2022

Consolidated

Rental revenues

Our rental revenues are comprised of rental income and tenant recovery income. Total rental revenues increased slightly by $0.1 million to $2.5 million for the three months ended June 30, 2023 compared to $2.4 million for the same period in 2022.

Hotel revenues

Hotel revenues were $12.9 million for the three months ended June 30, 2023 for the Lower East Side Moxy Hotel, which opened on October 27, 2022. Hotel revenues consisted of $6.7 million of room revenue and $6.2 million of food, beverage and other revenue.

Property operating expenses

Property operating expenses decreased by $0.6 million to $0.8 million for the three months ended June 30, 2023 compared to $1.4 million for the same period in 2022. The decrease reflects lower property operating costs of $0.3 million resulting from the closure of the St. Augustine Outlet Center, which ceased operations effective July 15, 2022.

Hotel operating expenses

Hotel operating expenses were $9.1 million for the three months ended June 30, 2023 for the Lower East Side Moxy Hotel, which opened on October 27, 2022. Hotel operating expenses consisted of $3.9 million of room expense and $5.2 million of food and beverage costs.

Real estate taxes

Real estate taxes were $0.1 million for both of the three months ended June 30, 2023 and 2022.

General and administrative costs

General and administrative costs increased by $0.4 million to $1.0 million for the three months ended June 30, 2023 compared to $0.6 million for the same period in 2022. The increase is primarily attributable to an increase in asset management fees resulting from our acquisition and investment activities.

Depreciation and amortization

Depreciation and amortization increased by $1.1 million to $1.7 million for the three months ended June 30, 2023 compared to $0.6 million for the same period in 2022. The increase is attributable to higher depreciation of $1.3 million for the Lower East Side Moxy Hotel, which opened on October 27, 2022, partially offset by lower depreciation and amortization of $0.3 million for the St. Augustine Outlet Center, which ceased operations effective July 15, 2022.

Interest and dividend income

Interest and dividend income decreased by $0.3 million to $1.8 million for the three months ended June 30, 2023 compared to $2.1 million for the same period in 2022. The decrease primarily reflects lower interest income earned on our preferred investments of $0.3 million and lower interest and dividend income earned on our available cash and investments in marketable securities of $0.2 million partially offset by higher interest income earned on our notes receivable of $0.1 million.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by $6.5 million to $6.9 million for the three months ended June 30, 2023 compared to $0.4 million for the same period in 2022. Interest expense is primarily attributable to financings associated with our investments and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods. Additionally, the significant increase in interest expense is directly attributable to the cessation of the capitalization of all interest expense associated with the Moxy Construction Loans in connection with the substantial completion of the development and construction of the Lower East Side Moxy Hotel on October 27, 2022. During the during the three months ended June 30, 2022, $3.8 million of interest attributable to the Moxy Construction Loans was capitalized to construction in progress on the consolidated balance sheet because the Lower East Side Moxy Hotel was under construction.

Unrealized gain/(loss) on marketable equity securities

During the three months ended June 30, 2023 and 2022, we recorded an unrealized gain on marketable equity securities of $1.1 million and an unrealized loss of $9.8 million, respectively. These unrealized gains and losses represented the change in the fair value of our marketable equity securities during those periods.

(Loss)/gain on sale of marketable securities

During the three months ended June 30, 2022, we recorded a loss on the sale of marketable securities of $0.2 million. This loss represented the difference between the sales price and carrying value of our marketable securities sold during those periods.

Mark to market adjustments on derivative financial instruments

During the three months ended June 30, 2023 and 2022, we recorded a positive mark to market adjustments of $38 and $0.4 million, respectively. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during the period.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity was $1.1 million during the three months ended June 30, 2023. Our loss from investment in unconsolidated affiliated real estate entity is attributable to our unconsolidated 19.0% membership interest in the Columbus Joint Venture. We commenced recording our allocated portion of earnings beginning as of November 29, 2022 with respect to our membership interest of 19.0% in the Columbus Joint Venture.

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

For the Six Months Ended June 30, 2023 vs. June 30, 2022

Consolidated

Rental revenues

Our rental revenues are comprised of rental income and tenant recovery income. Total rental revenues increased by $0.2 million to $5.0 million for the six months ended June 30, 2023 compared to $4.8 million for the same period in 2022.

Hotel revenues

Hotel revenues were $20.5 million for the six months ended June 30, 2023 for the Lower East Side Moxy Hotel, which opened on October 27, 2022. Hotel revenues consisted of $9.7 million of room revenue and $10.8 million of food, beverage and other revenue.

Property operating expenses

Property operating expenses decreased by $0.9 million to $1.5 million for the six months ended June 30, 2023 compared to $2.4 million for the same period in 2022. The decrease reflects lower property operating costs of $1.2 million resulting from the closure of the St. Augustine Outlet Center, which ceased operations effective July 15, 2022.

Hotel operating expenses

Hotel operating expenses were $16.7 million for the six months ended June 30, 2023 for the Lower East Side Moxy Hotel, which opened on October 27, 2022. Hotel operating expenses consisted of $6.7 million of room expense and $10.0 million of food and beverage costs.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $0.2 million for the six months ended June 30, 2023 compared to $0.1 million for the same period in 2022.

General and administrative costs

General and administrative costs increased by $0.8 million to $2.0 million for the six months ended June 30, 2023 compared to $1.2 million for the same period in 2022. The increase is primarily attributable to an increase in asset management fees resulting from our acquisition and investment activities.

Pre-opening costs

We incurred pre-opening costs of $16 and $0.3 million related to the Lower East Side Moxy Hotel, including its food and beverage venues, during the six months ended June 30, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Depreciation and amortization

Depreciation and amortization increased by $1.9 million to $3.4 million for the six months ended June 30, 2023 compared to $1.5 million for the same period in 2022. The increase is attributable to higher depreciation of $2.5 million for the Lower East Side Moxy Hotel, which opened on October 27, 2022, partially offset by lower depreciation and amortization of $0.7 million for the St. Augustine Outlet Center, which ceased operations effective July 15, 2022.

Interest and dividend income

Interest and dividend income decreased by $0.3 million to $4.1 million for the six months ended June 30, 2023 compared to $4.4 million for the same period in 2022. The decrease primarily reflects lower interest income earned on our preferred investments of $0.6 million and lower interest and dividend income earned on our available cash and investments in marketable securities of $0.2 million offset by higher interest income earned on our notes receivable of $0.5 million

Interest expense

Interest expense, including amortization of deferred financing costs, increased by $11.4 million to $12.2 million for the six months ended June 30, 2023 compared to $0.8 million for the same period in 2022. Interest expense is primarily attributable to financings associated with our investments and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods. Additionally, the significant increase in interest expense is directly attributable to the cessation of the capitalization of all interest expense associated with the Moxy Construction Loans in connection with the substantial completion of the development and construction of the Lower East Side Moxy Hotel on October 27, 2022. During the six months ended June 30, 2022, $7.0 million of interest attributable to the Moxy Construction Loans was capitalized to construction in progress on the consolidated balance sheet because the Lower East Side Moxy Hotel was under construction.

Unrealized gain/(loss) on marketable equity securities

During the six months ended June 30, 2023 and 2022, we recorded an unrealized gain on marketable equity securities of $0.5 million and an unrealized loss of $18.8 million, respectively. These unrealized gains and losses represented the change in the fair value of our marketable equity securities during those periods.

Gain/(Loss) on sale of marketable securities

During the six months ended June 30, 2023, we recorded a loss on the sale of marketable securities of $0.4 million and during the six months ended June 30, 2022, we recorded a gain on the sale of marketable securities of $1.2 million. These gains and losses represented the difference between the sales price and carrying value of our marketable securities sold during those periods.

Mark to market adjustments on derivative financial instruments

During the six months ended June 30, 2023 and 2022, we recorded a negative mark to market adjustment of $0.4 million and a positive mark to market adjustment of $1.2 million, respectively. These mark to market adjustments represented the change in the fair value of our interest rate cap contracts during the period.

Gain on disposition of real estate

During the six months ended June 30, 2023, we recognized a gain on the disposition of real estate of $1.1 million related to the sale of a parcel of land which was part of the St. Augustine Land Holdings.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity was $2.4 million during the six months ended June 30, 2023. Our loss from investment in unconsolidated affiliated real estate entity is attributable to our unconsolidated 19.0% membership interest in the Columbus Joint Venture. We commenced recording our allocated portion of profit/loss beginning as of November 29, 2022 with respect to our membership interest of 19.0% in the Columbus Joint Venture.

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

Financial Condition, Liquidity and Capital Resources

Overview:

As of June 30, 2023, we had $11.6 million of cash on hand, $5.0 million of restricted cash and $43.4 million of marketable securities. We also have the ability to make draws from a line of credit up to $20.0 million, subject to certain conditions (see “Notes Payable – Line of Credit”). We currently believe that these items along with revenues from our operating properties; interest and dividend income earned on our marketable securities and notes receivable; as well as proceeds received from the potential sales of our marketable securities and repayment of our notes receivable will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (including certain of our development activities), contributions to our unconsolidated affiliated real estate entity (Columbus Joint Venture), redemptions and cancellations of shares of our common stock and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing debt.

Additionally, we have another development project, the Exterior Street Project, which is currently under development and for which we expect to seek construction financing and/or a joint venture arrangement to fund a substantial portion of its future development and construction costs. See “Exterior Street Project” for additional information.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2023, our total borrowings of $261.0 million represented 115% of net assets.

Any future properties that we may acquire or investments we may make may be funded through a combination of borrowings, proceeds generated from the sale and redemption of our marketable securities, available for sale, proceeds received from the selective disposition of our properties and proceeds received from the repayment of our note receivable. These borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

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

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Asset management fees (general and administrative costs)	$551	$171	$1,107	$325
Property management fees (property operating expenses)	75	74	147	155
Development fees and cost reimbursement(1)	235	733	641	1,617
Total	$861	$978	$1,895	$2,097

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets. As of December 31, 2022, the Company owed the Advisor and its affiliated entities $0.7 million for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

During both the three and six months ended June 30, 2023 and 2022, distributions of $0.5 million and $1.0 million were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2023	2022
Cash flows (used in)/provided by operating activities	$(5,537)	$8,101
Cash flows provided by/(used in) investing activities	15,744	(52,934)
Cash flows (used in)/provided by financing activities	(16,280)	22,049
Change in cash, cash equivalents and restricted cash	(6,073)	(22,784)

Cash, cash equivalents and restricted cash, beginning of year	22,583	42,592
Cash, cash equivalents and restricted cash, end of the period	$16,510	$19,808

Operating activities

The cash used in operating activities of $5.5 million for the six months ended June 30, 2023 consists of the following:

●	cash outflows of $2.0 million from our net loss after adjustment for non-cash items; and

●	cash outflows of $3.5 million associated with the net changes in operating assets and liabilities.

Investing activities

The cash provided by investing activities of $15.7 million for the six months ended June 30, 2023 consists primarily of the following:

●	purchases for development and investment property of $8.6 million;

●	aggregate proceeds from the full redemption of our preferred investment in related parties of $6.0 million;

●	proceeds from the sale of a parcel of land of $1.4 million;

●	net proceeds from sales of marketable securities of $2.8 million; and

●	proceeds from the repayment of notes receivable of $14.0 million.

Financing activities

The cash used in financing activities of $16.3 million for the six months ended June 30, 2023 is primarily related to the following:

●	debt principal payments of $12.0 million;

●	net proceeds from mortgage financing of $7.8 million;

●	redemptions and cancellation of common shares of $1.5 million;

●	distributions to our noncontrolling interests of $3.2 million; and

●	distributions to our common shareholders of $7.5 million.

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

Moxy Construction Loans

On June 3, 2021, we, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) providing for up to $90.0 million of funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. At closing, $35.6 million of proceeds were initially advanced under the Moxy Senior Loan, which were used to repay in full a then outstanding mortgage loan. The Moxy Senior Loan bears interest at LIBOR plus 7.50%, subject to an 7.75% floor, and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. Additionally, the Moxy Senior Loan provides for a replacement benchmark rate for periods after June 30, 2023 in connection with the phase-out of LIBOR. The Moxy Senior Loan is collateralized by the Lower East Side Moxy Hotel. As of June 30, 2023, the outstanding principal balance of the Moxy Senior Loan was $90.0 million, the interest rate was 12.72%. Additionally, we were required by the lender to deposit the $4.7 million of key money received from Marriott during the fourth quarter of 2022 into an escrow account (included in restricted cash on the consolidated balance sheet as of December 31, 2022), all of which was subsequently used to fund remaining construction costs for the project during the first quarter of 2023.

Simultaneously on June 3, 2021, we, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. The Moxy Junior Loan bears interest at LIBOR plus 13.50%, subject to a 14.00% floor (18.72% as of June 30, 2023), and initially matures on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. Additionally, the Moxy Junior Loan provides for a replacement benchmark rate for periods after June 30, 2023 in connection with the phase-out of LIBOR. The Moxy Junior Loan is subordinate to the Moxy Senior Loan but also collateralized by the Lower East Side Moxy Hotel. We provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan. As of June 30, 2023, the outstanding aggregate principal balance of the Moxy Junior Loan was $40.0 million.

In connection with the Moxy Construction Loans, we provided certain completion and carry cost guarantees. Additionally, the Moxy Construction Loans provide for the lenders to trap excess cash flow, if any, generated from the operations of the Lower East Side Moxy Hotel until it achieves certain prescribed financial ratios for two consecutive quarters. To-date, the Lower East Side Moxy Hotel, which opened in October 2022 and therefore, is still in its ramp-up period, has not achieved any of the prescribed financial ratios.

We also entered into two interest rate cap agreements with notional amounts of $90.0 million and $40.0 million pursuant to which LIBOR through June 30, 2023 and its replacement rate thereafter is capped at 3.00% through June 3, 2024. Furthermore, in connection with the Moxy Construction Loans, we paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of both June 30, 2023 and December 31, 2022.

Preferred Investments

We previously entered into agreements with various related party entities that provided for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitled us to certain prescribed monthly preferred distributions. During the six months ended June 30, 2023, we redeemed the remaining $6.0 million of our only remaining Preferred Investment, which was the 40 East End Avenue Preferred Investment.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
	Dividend	As of June 30,	As of December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Preferred Investments	Rate	2023	2022	2023	2022	2023	2022
40 East End Avenue	12%	$-	$6,000	$75	$182	$254	$362
East 11th Street	12%	-	-	-	230		485
Total		$-	$6,000	$75	$412	$254	$847

Note:

(1)	Included in interest and dividend income on the consolidated statements of operations.

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

LSC 1543 7th LLC, the NR Joint Venture that originated the Joint Venture Promissory Note (the “LSC 1543 7th LLC Note Receivable”) with an outstanding principal balance of $35.0 million as of June 30, 2023, is currently in discussions with the Joint Venture Borrower with respect to the terms for an extension of the LSC 1543 7th LLC Note Receivable, which is expected to be completed on or before its initial scheduled maturity date of August 31, 2023.

The Note Receivable is summarized as follows:

Joint Venture/Lender	Company’s Ownership Percentage	Loan Commitment Amount	Origination Fee	Origination Date	Maturity Date	Contractual Interest Rate	Outstanding Principal	Reserves	Unamortized Origination Fee	Carrying Value	Unfunded Commitment
							As of June 30, 2023
LSC 1543 7th LLC	50%	$49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$35,000	$-	$(82)	$34,918	$-

							As of December 31, 2022
LSC 1543 7th LLC	50%	$49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$49,000	$(614)	$(327)	$48,059	$-

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Joint Venture/Lender	2023	2022	2023	2022
LSC 1543 7th LLC	$1,201	1,038	$2,699	$1,727
LSC 11640 Mayfield LLC	-	-	-	455
Total	$1,201	$1,038	$2,699	$2,182

LSC 1543 7th LLC Loan

On June 30, 2022, LSC 1543 7th LLC obtained a loan of up to $33.1 million (the “LSC 1543 7th LLC Loan”) which bears interest at SOFR + 3.50% (8.64% as of June 30, 2023). The LSC 1543 7th LLC Loan is initially scheduled to mature on December 30, 2023, but may be further extended through December 30, 2024 and September 20, 2025, through the exercise of two extension options. The LSC 1543 7th LLC Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is collateralized by the LSC 1543 7th LLC Note Receivable. During the first quarter of 2023, LSC 1543 7th LLC received a payment of $14.0 million on the LSC 1543 7th LLC Note Receivable and used a portion of the proceeds to repay $11.3 million of the LSC 1543 7th LLC Loan, which reduced the outstanding balance to $21.5 million.

Exterior Street Project

In February 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, we subsequently acquired an additional adjacent parcel of land at cost from an affiliate of the Advisor for $1.0 million in order to achieve certain zoning compliance. On these three land parcels we plan, subject to economic and local market conditions and regulations, to construct a proposed mixed-use multifamily residential and commercial retail property (the “Exterior Street Project”). In light of certain economic and local market conditions and regulations, we decided in the 2nd quarter of 2023 to pause active development and ceased capitalizing interest and real estate taxes. Through June 30, 2023, we have incurred and capitalized $95.7 million of costs related to the development of the Exterior Street Project.

On March 29, 2019, we obtained a $35.0 million loan (the “Exterior Street Loan”) from a financial institution which, commencing on October 10, 2020, bore interest at LIBOR plus 2.25% through November 24, 2022. On December 21, 2021, the loan agreement was amended to provide an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and collectively with the Exterior Street Loan, the “Exterior Street Loans”) which bore interest at LIBOR plus 2.50% through November 24, 2002. The Exterior Street Loans require monthly interest-only payments with the outstanding principal balances due in full at their maturity date. The Exterior Street Loans are collateralized by the Exterior Street Project. On November 22, 2022, we and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans were adjusted to SOFR plus 2.60% (7.74% as of June 30, 2023) and their maturity dates were extended to November 24, 2023. As of June 30, 2023, the outstanding aggregate principal balance of the Exterior Street Loans was $42.0 million.

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

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of June 30, 2023.

Contractual Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Mortgage Payable	$64,260	$196,697	$-	$-	$-	$-	$260,957
Interest Payments[1]	13,580	12,699	-	-	-	-	26,279
Total Contractual Obligations	$77,840	$209,396	$-	$-	$-	$-	$287,236

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate or SOFR rate, as applicable. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate or SOFR rate, as applicable as of June 30, 2023 was used.

As of June 30, 2023, we were in compliance with respect to all of our financial debt covenants, except for those for the Moxy Construction Loans, as discussed above.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at LIBOR plus 0.85% (6.07% as of June 30, 2023) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of June 30, 2023 and December 31, 2022.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2024 and bears interest at LIBOR plus 1.35% (6.57% as of June 30, 2023). Additionally, the Line of Credit provides for a replacement benchmark rate in connection with the phase-out of LIBOR, which is expected to be for periods after June 30, 2023. The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and was guaranteed by PRO. As of June 30, 2023, the amount of borrowings available to be drawn under the Line of Credit was $13.3 million. No amounts were outstanding under the Line of Credit as of both June 30, 2023 and December 31, 2022.

Debt Maturities

The Exterior Street Loans (outstanding aggregate principal balance of $42.0 million as of June 30, 2023) mature on November 24, 2023. We currently intend to seek to extend or refinance the Exterior Street Loans on or before their maturity date.

The LSC 1543 7th LLC Loan (outstanding principal balance of $21.5 million as of June 30, 2023) is scheduled to initially mature on December 30, 2023, but may be further extended through December 30, 2024 and September 20, 2025, through the exercise of two extension options. We currently intend to repay the LSC 1543 7th LLC Loan with the proceeds from the expected repayment of the LSC 1543 7th LLC Note Receivable, which has an outstanding principal balance of $35.0 million, or to seek to further extend the LSC 1543 7th LLC Loan pursuant to its first extension option on or before its scheduled maturity date.

The Moxy Construction Loans (outstanding aggregate principal balance of $130.0 million as of June 30, 2023) mature on June 3, 2024. We currently intend to refinance the Moxy Construction Loans on or before their initial maturity dates of June 3, 2024; however, there can be no assurances that we will be successful in such endeavors. If we are unable to refinance the Moxy Construction Loans on or before their initial maturity date, we will then seek to exercise the first of their two one-year extension options.

However, if we are unable to extend or refinance any of our maturing indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. We have no additional significant maturities of mortgage debt over the next 12 months from the date of these consolidated financial statements.

Distributions

Common Shares

On May 10, 2023, the distribution for the three-month period ending June 30, 2023 of $3.8 million was paid in full using a combination of cash and approximately 7,000 shares of our common stock issued pursuant to our distribution reinvestment program (“DRIP”), at a discounted price of $11.58 per share, equal to 95% of our most current estimated net asset value (“NAV”) per share of $12.19 as of September 30, 2022.

On August 11, 2023, the Board of Directors authorized and we declared a distribution of $0.0875 per share for the quarterly period ending September 30, 2023. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.35 per share, or an annualized rate of 3.5% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end. The stockholders have an option to elect the receipt of shares under our DRIP.

SLP Units

Because the quarterly distribution declared by the Board of Directors on Common Shares for the quarterly period ending September 30, 2023 does not equate to at least an annualized rate of 7.0%, assuming a purchase price of $10.00 per share, no distributions were declared on the SLP Units. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

For the six months ended June 30, 2023, we repurchased 119,300 Common Shares at a weighted average price per share of $12.19. For the six months ended June 30, 2022, we repurchased 273,135 Common Shares at a weighted average price per share of $11.75.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss	$(2,196)	$(8,455)	$(7,718)	$(13,420)
FFO adjustments:
Depreciation and amortization	1,683	649	3,351	1,498
Adjustments to equity earnings from unconsolidated affiliated entity	932	-	1,858	-
Gain on disposal of investment property	-	(49)	(1,121)	(49)
FFO	419	(7,855)	(3,630)	(11,971)
MFFO adjustments:
Noncash adjustments:
Mark to market adjustments(1)	(1,090)	9,387	(131)	17,531
Loss/(gain) on sale of marketable securities(2)	-	179	359	(1,160)
MFFO	(671)	1,711	(3,402)	4,400
Straight-line rent(3)	(13)	2	(2)	25
MFFO - IPA recommended format	$(684)	$1,713	$(3,404)	$4,425

Net loss	$(2,196)	$(8,455)	$(7,718)	$(13,420)
Less: income attributable to noncontrolling interests	(541)	(228)	(1,075)	(600)
Net loss applicable to Company’s common shares	$(2,737)	$(8,683)	$(8,793)	$(14,020)
Net loss per common share, basic and diluted	$(0.13)	$(0.40)	$(0.40)	$(0.64)

FFO	$419	$(7,855)	$(3,630)	$(11,971)
Less: FFO attributable to noncontrolling interests	(822)	(402)	(1,490)	(953)
FFO attributable to Company’s common shares	$(403)	$(8,257)	$(5,120)	$(12,924)
FFO per common share, basic and diluted	$(0.02)	$(0.38)	$(0.24)	$(0.59)

MFFO - IPA recommended format	$(684)	$1,713	$(3,404)	$4,425
Less: MFFO attributable to noncontrolling interests	(760)	(937)	(1,511)	(1,887)
MFFO attributable to Company’s common shares	$(1,444)	$776	$(4,915)	$2,538

Weighted average number of common shares outstanding, basic and diluted	21,755	21,974	21,786	22,051

Notes:

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to our common shares:

From inception through
June 30, 2023
FFO attributable to Company’s common shares	$251,819
Distributions paid	$286,382

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 14, 2023, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: August 14, 2023	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)