Form 10-Q
period 2023-09-30
Lightstone Value Plus REIT I, Inc.
filed 2023-11-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐   No ☑

As of November 7, 2023, there were approximately 21.6 million outstanding shares of common stock of Lightstone Value Plus REIT I, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of September 30, 2023	As of December 31, 2022
	(unaudited)
Assets

Investment property:
Land and improvements	$95,776	$96,074
Building and improvements	172,173	168,518
Furniture and fixtures	17,133	17,184
Construction in progress	1,343	22
Gross investment property	286,425	281,798
Less: accumulated depreciation	(20,920)	(15,728)
Net investment property	265,505	266,070

Development project	96,745	93,614
Investments in related parties	435	6,898
Investment in unconsolidated affiliated entity	16,421	19,794
Cash and cash equivalents	8,548	12,211
Marketable securities	39,053	45,924
Notes receivable, net	35,000	48,059
Restricted cash	2,394	10,372
Other assets	9,502	6,952
Total Assets	$473,603	$509,894

Liabilities and Stockholders’ Equity

Mortgages payable, net	$256,558	$260,579
Accounts payable, accrued expenses and other liabilities	18,921	18,716
Distributions payable	1,897	3,825
Total Liabilities	277,376	283,120

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders’ Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 21.7 million and 21.8 million shares issued and outstanding, respectively	216	218
Additional paid-in-capital	162,130	164,331
Accumulated other comprehensive loss	-	(159)
Accumulated surplus	22,917	50,051
Total Company’s stockholders’ equity	185,263	214,441

Noncontrolling interests	10,964	12,333
Total Stockholders’ Equity	196,227	226,774

Total Liabilities and Stockholders’ Equity	$473,603	$509,894

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental revenues	$2,584	$2,383	$7,534	$7,197
Hotel revenues	13,259	-	33,746	-
Total revenues	15,843	2,383	41,280	7,197

Expenses:
Property operating expenses	792	922	2,259	3,315
Hotel operating expenses	8,828	-	25,489	-
Real estate taxes	635	61	851	185
General and administrative costs	1,065	538	3,029	1,710
Pre-opening costs	69	317	85	671
Depreciation and amortization	1,860	478	5,211	1,976
Total expenses	13,249	2,316	36,924	7,857

Interest and dividend income	1,929	2,320	6,049	6,712
Interest expense	(7,012)	(677)	(19,173)	(1,427)
Gain on disposition of real estate	-	1,105	1,121	1,154
(Loss)/gain on sale of marketable securities	(297)	-	(656)	1,160
Unrealized loss on marketable equity securities	(1,322)	(1,190)	(821)	(19,964)
Mark to market adjustments on derivative financial instruments	(680)	1,605	(1,050)	2,847
Loss from investment in unconsolidated affiliated real estate entity	(1,261)	-	(3,621)	-
Loss on demolition	-	(16,593)	-	(16,593)
Other (expense)/income, net	(2,404)	4	(2,376)	(8)
Net loss	(8,453)	(13,359)	(16,171)	(26,779)
Less: net income attributable to noncontrolling interests	(364)	(183)	(1,439)	(783)
Net loss attributable to Company’s common shares	$(8,817)	$(13,542)	$(17,610)	$(27,562)

Basic and diluted net loss per Company’s common share:
Net loss per Company’s common share, basic and diluted	$(0.41)	$(0.62)	$(0.81)	$(1.25)

Weighted average number of common shares outstanding, basic and diluted	21,679	21,887	21,750	21,996

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(8,453)	$(13,359)	$(16,171)	$(26,779)

Other comprehensive income/(loss):
Holding (loss)/gain on available for sale debt securities	-	(107)	(208)	919
Reclassification adjustment for loss/(gain) included in net loss	-	-	359	(1,160)
Other comprehensive (loss)/income:	-	(107)	151	(241)

Comprehensive loss	(8,453)	(13,466)	(16,020)	(27,020)

Less: Comprehensive income attributable to noncontrolling interests	(364)	(181)	(1,431)	(778)
Comprehensive loss attributable to the Company’s common shares	$(8,817)	$(13,647)	$(17,451)	$(27,798)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

				Accumulated
			Additional	Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, June 30, 2022	21,923	$219	$165,323	$(171)	$71,402	$27,943	$264,716
Net loss	-	-	-	-	(13,542)	183	(13,359)
Other comprehensive loss	-	-	-	(105)	-	(2)	(107)
Distributions declared(a)	-	-	-	-	(3,832)	-	(3,832)
Distributions paid to noncontrolling interests	-	-	-	-	-	(14,973)	(14,973)
Redemption and cancellation of common shares	(58)	-	(678)	-	-	-	(678)
Shares issued from distribution reinvestment program	7	-	82	-	-	-	82
BALANCE, September 30, 2022	21,872	$219	$164,727	$(276)	$54,028	$13,151	$231,849

(a)	Distributions per share were $0.1750.

				Accumulated
			Additional	Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, December 31, 2021	22,181	$222	$168,363	$(40)	$93,134	$22,546	$284,225
Net loss	-	-	-	-	(27,562)	783	(26,779)
Other comprehensive loss	-	-	-	(236)	-	(5)	(241)
Distributions declared(a)	-	-	-	-	(11,544)	-	(11,544)
Distributions paid to noncontrolling interests	-	-	-	-	-	(32,068)	(32,068)
Contributions received from noncontrolling interests	-	-	-	-	-	21,895	21,895
Redemption and cancellation of common shares	(331)	(3)	(3,885)	-	-	-	(3,888)
Shares issued from distribution reinvestment program	22	-	249	-	-	-	249
BALANCE, September 30, 2022	21,872	$219	$164,727	$(276)	$54,028	$13,151	$231,849

(a)	Distributions per share were $0.5250.

				Accumulated
			Additional	Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, June 30, 2023	21,735	$217	$163,045	$-	$33,631	$10,234	$207,127
Net loss	-	-	-	-	(8,817)	364	(8,453)
Contributions received from noncontrolling interests	-	-	-	-	-	1,523	1,523
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,157)	(1,157)
Distributions declared(a)	-	-	-	-	(1,897)	-	(1,897)
Redemption and cancellation of common shares	(82)	(1)	(1,000)	-	-	-	(1,001)
Shares issued from distribution reinvestment program	7	-	85	-	-	-	85
BALANCE, September 30, 2023	21,660	$216	$162,130	$-	$22,917	$10,964	$196,227

(a)	Distributions per share were $0.0875.

				Accumulated
			Additional	Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, December 31, 2022	21,840	$218	$164,331	$(159)	$50,051	$12,333	$226,774
Net loss	-	-	-	-	(17,610)	1,439	(16,171)
Other comprehensive income	-	-	-	159	-	(8)	151
Contributions received from noncontrolling interests	-	-	-	-	-	1,523	1,523
Distributions paid to noncontrolling interests	-	-	-	-		(4,323)	(4,323)
Distributions declared(a)	-	-	-	-	(9,524)		(9,524)
Redemption and cancellation of common shares	(201)	(2)	(2,453)	-	-	-	(2,455)
Shares issued from distribution reinvestment program	21	-	252	-	-	-	252
BALANCE, September 30, 2023	21,660	$216	$162,130	$-	$22,917	$10,964	$196,227

(a)	Distributions per share were $0.4375

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,171)	$(26,779)
Adjustments to reconcile net loss to cash (used in)/provided by operating activities:
Depreciation and amortization	5,211	1,976
Gain on disposition of real estate	(1,121)	(1,154)
Loss from investment in unconsolidated affiliated real estate entity	3,621	-
Loss on demolition	-	16,593
Mark to market adjustments on derivative financial instruments	1,050	(2,847)
Unrealized loss on marketable equity securities	821	19,964
Loss/(gain) on sale of marketable securities	656	(1,160)
Amortization of deferred financing costs	2,475	252
Noncash interest income	(2,934)	(2,995)
Other non-cash adjustments	30	(29)
Changes in assets and liabilities:
Increase in other assets	(1,698)	(1,406)
(Decrease)/increase in accounts payable, accrued expenses and other liabilities	(52)	6,550
Increase in due to related parties	894	68
Cash (used in)/provided by operating activities	(7,218)	9,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of development property and investment property	(8,516)	(54,401)
Purchase of marketable securities	(9,284)	(12,052)
Proceeds from sale of marketable securities	14,828	14,326
Proceeds from disposition of real estate	1,382	-
Investment in joint venture	(4)	-
Distributions from joint venture	467	79
Proceeds from redemption of preferred investment in related party	6,000	8,500
Funding of notes receivable	(300)	(42,970)
Release of reserves on notes receivable	300	(1,450)
Proceeds from repayment of notes receivable	14,000	27,540
Investment in unconsolidated affiliated real estate entity	(247)	-
Cash provided by/(used in) investing activities	18,626	(60,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	7,899	74,318
Mortgage principal payments	(14,468)	(1,034)
Payment of loan fees and expenses	(25)	(627)
Redemption and cancellation of common shares	(2,455)	(3,888)
Contributions received from noncontrolling interests	1,523	21,895
Distributions paid to noncontrolling interests	(4,323)	(32,068)
Distributions paid to Company’s common stockholders	(11,200)	(11,349)
Cash (used in)/provided financing activities	(23,049)	47,247

Change in cash, cash equivalents and restricted cash	(11,641)	(4,148)
Cash, cash equivalents and restricted cash, beginning of year	22,583	42,592
Cash, cash equivalents and restricted cash, end of period	$10,942	$38,444

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$8,548	$37,872
Restricted cash	2,394	572
Total cash, cash equivalents and restricted cash	$10,942	$38,444

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

Lightstone REIT I is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of September 30, 2023, Lightstone REIT I held a 98% general partnership interest in the its Operating Partnership’s common units (“Common Units”).

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

As of September 30, 2023, the Company (i) has ownership interests in and consolidates two operating properties, one development property and certain land holdings and (ii) has ownership interests through two unconsolidated joint ventures in nine multifamily residential properties and five commercial hotel properties. Additionally, as of September 30, 2023, the Company has one other real estate-related investment consisting of a promissory loan it originated, through a joint venture with a related party, to an unaffiliated third-party borrower.

With respect to its consolidated operating properties, the Company wholly owns a 303-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”), located in the Lower East Side neighborhood in the Manhattan borough of New York City, which it developed, constructed and opened on October 27, 2022 and has a 59.2% majority ownership interest in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), a joint venture between the Company and a related party, which developed, constructed and owns a 199-unit luxury, multifamily residential property (“Gantry Park Landing”), located in the Long Island City neighborhood in the Queens borough of New York City.

With respect to its consolidated development property, the Company wholly owns land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, on which it expects subject to certain conditions to construct a proposed mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”).

The Company also wholly owns and consolidates certain adjacent land parcels (the “St. Augustine Land Holdings) located in St. Augustine, Florida.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Additionally, the Company holds a 19.0% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns nine multifamily residential properties, which its accounts for using the equity method of accounting and it holds a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”) which owns five hotel properties, which the Company accounts for using a measurement alternative under which the Hotel Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. Both the Columbus Joint Venture and the Hotel Joint Venture are between the Company and related parties.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of September 30, 2023.

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

The Company’s income tax expense is included in other expense, net on its consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recorded income tax expense of $2.5 million, primarily consisting of federal and state income tax related to the redemptions of its preferred investments in related parties. During the nine months ended September 30, 2022, the Company recorded an income tax expense of $0.1 million, primarily consisting of state income tax.

As of September 30, 2023 and December 31, 2022, the Company had no material uncertain income tax positions.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Revenues

The following table represents the total hotel revenues from hotel operations on a disaggregated basis:

	For the Three Months ended September 30, 2023	For the Nine Months ended September 30, 2023
Hotel revenues
Room	$6,804	$16,504
Food, beverage and other	6,455	17,242
Total hotel revenues	$13,259	$33,746

Land Parcel Sale

During the first quarter of 2023, the Company completed the disposition of a parcel of land, which was part of its St. Augustine Land Holdings, to an unrelated third party for a contractual sales price of $1.5 million and recognized a gain on disposition of real estate of $1.1 million during the nine months ended September 30, 2023.

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

Concentration of Risk

As of September 30, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

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

Supplemental Cash Flow Information

Supplemental cash flow information for the periods indicated is as follows:

	For the Nine Months Ended September 30,
	2023	2022
Cash paid for interest	$19,566	$9,691
Distributions declared but not paid	$1,897	$3,831
Capital expenditures for investment property in accounts payable, accrued expenses and other liabilities	$1,251	$2,059
Amortization of deferred financing costs included in development projects	$139	$2,094
Holding loss/gain on marketable securities	$151	$241
Value of shares issued from distribution reinvestment program	$252	$249

3.	Development Project - Exterior Street Project

In February 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, the Company subsequently acquired an additional adjacent parcel of land at cost from an affiliate of its Advisor for $1.0 million in order to achieve certain zoning compliance. On these three land parcels the Company plans, subject to certain conditions, to construct a proposed mixed-use multifamily residential and commercial retail property (the “Exterior Street Project”). As a result of current unfavorable economic and local market conditions and regulations, the Company temporarily paused its active development activities associated with the Exterior Street Project during the second quarter of 2023 and therefore has ceased capitalization of interest and other carrying costs. There can be no assurances that the unfavorable circumstances will improve and the Company will resume active development activities and ultimately construct the Exterior Street Project.

Through September 30, 2023 and December 31, 2022, the Company has incurred and capitalized $96.7 million and $93.6 million of costs related to the development of the Exterior Street Project. During the nine months ended September 30, 2023, $1.5 million and during the three and nine months ended September 30, 2022, $0.9 million and $2.1 million, respectively, of interest was capitalized to the Exterior Street Project, which is classified as development project on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4.	Lower East Side Moxy Hotel

In December 2018, the Company, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery, in the Lower East Side neighborhood of the borough of Manhattan in New York City, from unaffiliated third parties for aggregate consideration of $56.5 million, excluding closing and other acquisition related costs. Additionally, in December 2018, the Company, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street in the Lower East Side neighborhood, from an unaffiliated third party for $2.4 million, excluding closing and other acquisition related costs. The land and air rights were acquired for the development and construction of a 303-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”). On June 3, 2021, the Company entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Moxy Lower East Side Developer”) pursuant to which the Lower East Side Moxy Developer was paid a development fee equal to 3% of hard and soft costs incurred in connection with the development and construction of the Lower East Side Moxy Hotel. The Advisor and its affiliates were also reimbursed for certain development-related costs attributable to the Lower East Side Moxy Hotel. Additionally on June 3, 2021, the Company obtained construction financing for the Lower East Side Moxy Hotel. The Lower East Side Moxy Hotel opened on October 27, 2022 and all four of its food and beverage venues opened during the fourth quarter of 2022.

The Company incurred pre-opening costs of $0.1 million during both three and nine months ended September 30, 2023 and $0.3 million and $0.7 million during the three and nine months ended September 30, 2022, respectively, related to the Lower East Side Moxy Hotel. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

5.	Investment in Unconsolidated Affiliated Real Estate Entity

Columbus Joint Venture

On November 29, 2022, the Company, CRE Columbus Member (“Converge”), a majority owned subsidiary of Converge Holdings LLC, a reinsurance business owned by the Sponsor, and LEL Columbus Member LLC (the “BVI member”), a wholly owned subsidiary of Lightstone Enterprises Limited (“BVI”), a real estate investment company owned by the Sponsor, entered into a joint venture agreement to form Columbus Portfolio Member LLC (“the Columbus Joint Venture”) for the purpose of acquiring nine multifamily properties (the “Columbus Properties”) consisting of 2,564 units located in the area of Columbus, Ohio for a contractual purchase price of $465.0 million. The Company has an ownership interest of 19% in the Columbus Joint Venture. Converge and the BVI Member, which are both related parties, have ownership interests of 19% and 62%, respectively. Additionally, the manager of the Columbus Joint Venture is LEL Bronx Manager LLC (“Manager”), an entity wholly owned by BVI.

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing costs, was $92.3 million and the Company paid $17.5 million representing its 19.0% pro rata share. In connection with the acquisition, the Company also paid the Advisor a separate acquisition fee of $2.4 million, equal to 2.75% of the Company’s pro-rata share of the contractual purchase price which is reflected in the carrying value of the Company’s investment in unconsolidated affiliated real estate entity on the consolidated balance sheets. During the nine months ended September 30, 2023, the Company’s made $0.2 million of additional capital contributions to the Columbus Joint Venture.

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

In connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained senior loans from two different financial institutions. The first financial institution provided four separate senior mortgage loans, all to subsidiaries of the Columbus Joint Venture, aggregating $133.6 million. These four loans bear interest at SOFR + 2.19%, provide for interest-only payments for the first six years of their term and mature in December 2032. Each of these four senior mortgage loans is individually collateralized by one of the Columbus Properties (collectively, the “Columbus Portfolio I Properties”). The second financial institution provided five separate senior loans, all to subsidiaries of the Columbus Joint Venture, aggregating $167.2 million. These five senior loans bear interest at 4.85%, provide for interest-only payments for the first two years of their term and initially mature in December 2027, but may be further extended for an additional five years, subject to satisfaction of certain conditions. Each of these five senior mortgage loans is individually collateralized by one of the Columbus Properties (collectively, the “Columbus Portfolio II Properties”).

Additionally, in connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained an aggregate of $90.0 million in financing through two preferred investments (the “Preferred Investments”) from unrelated third parties. The first preferred investment (the “Columbus Portfolio I Preferred Investment”) of $38.6 million is collateralized by the Columbus Portfolio I Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal and has a mandatory redemption date of December 1, 2032. The second preferred investment (the “Columbus Portfolio II Preferred Investment”) of $51.4 million is collateralized by the Columbus Portfolio II Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with the any shortfall accrued to principal, and has a mandatory redemption date of December 1, 2027. As of September 30, 2023, the aggregate unpaid interest included in the outstanding balance of the Preferred Investments was $5.1 million. Furthermore, the Preferred Investments are subordinate to the nine senior mortgage loans.

Because the Preferred Investments have mandatory redemption dates, the Columbus Joint Venture Company treats them as financial liabilities and includes them in mortgages and loans payable on its condensed balance sheet. The Company’s Sponsor (the “Guarantor”) has fully guaranteed the nine senior mortgage loans and the Preferred Investments (the “Debt Guarantee”). Each of the members of the Columbus Joint Venture have agreed to reimburse the Guarantor for their pro rata share of any balance that becomes due under the Debt Guarantee, of which the Company’s share is up to 19%. The Company has determined that the fair value of the Debt Guarantee is immaterial.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Columbus Joint Venture Financial Information

The following table represents the condensed statements of operations for the Columbus Joint Venture:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Revenues	$10,778	$31,785

Property operating expenses	5,219	15,498
General and administrative expense	84	168
Depreciation and amortization	4,826	14,345
Operating income	649	1,774

Interest expense and other, net	(7,152)	(20,438)
Net loss	$(6,503)	$(18,664)

Company’s share of net loss (19.0%)	$(1,236)	$(3,547)
Additional depreciation and amortization expense(1)	(25)	(74)
Company’s loss from investment	$(1,261)	$(3,621)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Columbus Joint Venture and the amount of the underlying equity in net assets of the Columbus Joint Venture.

The following table represents the condensed balance sheets for the Columbus Joint Venture:

	As of	As of
	September 30, 2023	December 31, 2022
Investment property, net	$452,410	$457,339
Cash and restricted cash	15,894	15,770
Other assets	3,739	10,096
Total assets	$472,043	$483,205

Mortgages and loans payable, net	$388,629	$383,266
Other liabilities	9,362	8,495
Members’ equity	74,052	91,444
Total liabilities and members’ equity	$472,043	$483,205

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6.	Investments in Related Parties

Preferred Investments

The Company previously entered into agreements with various related party entities that provided for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitled it to certain prescribed monthly preferred distributions. As of December 31, 2022, the Company had one remaining Preferred Investment, which was its 40 East End Avenue Preferred Investment, that had an outstanding balance of $6.0 million. During the first and second quarters of 2023, the Company redeemed $2.3 million and $3.7 million, respectively, of the 40 East End Avenue Preferred Investment and as a result, it has been fully redeemed and the Company has no remaining Preferred Investments.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
Preferred Investments	Dividend	As of September 30,	As of December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	Rate	2023	2022	2023	2022	2023	2022
40 East End Avenue	12%	$-	$6,000	$-	$184	$254	$546
East 11th Street	12%	-	-	-	108	-	593
Total		$-	$6,000	$-	$292	$254	$1,139

Note:

(1)	Included in interest and dividend income on the consolidated statements of operations.

Hotel Joint Venture

The Company has a 2.5% membership interest in the Hotel Joint Venture, which held ownership interests in five hotel properties as of September 30, 2023. Previously, the Hotel Joint Venture held ownership interests in seven hotel properties but subsequently sold two of its hotel properties during July 2023. During July 2023, the Company received a distribution of $0.5 million from the Hotel Joint Venture for its respective share of the net proceeds from the sale of the aforementioned hotel properties. The carrying value of the Company’s investment in the Hotel Joint Venture was $0.4 million and $0.9 million, as of September 30, 2023 and December 31, 2022, respectively, which is included in investments in related parties on the consolidated balance sheets.

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

During the nine months ended September 30, 2023, both the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of $1.5 million. Additionally, during the nine months ended September 30, 2023, the NR Joint Ventures made aggregate distributions of $1.6 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests. During the nine months ended September 30, 2022, both the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of $21.9 million, principally to fund their respective shares of the Joint Venture Promissory Note that was originated. Additionally, during the nine months ended September 30, 2022, the NR Joint Ventures made aggregate distributions of $29.3 million to both the NR Subsidiaries and NR Affiliates, based on their respective membership interests.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of September 30, 2023, the NR Joint Ventures, through LSC 1543 7th LLC, had one remaining Joint Venture Promissory Note, the LSC 1543 7th LLC Note Receivable, which has an outstanding principal balance of $35.0 million. As a result of financial difficulties, the Joint Venture Borrower under the LSC 1543 7th LLC Note Receivable (the “LSC 1543 7th LLC Borrower”) discontinued making monthly interest payments during the second quarter of 2023 and the LSC 1543 7th LLC Note Receivable subsequently matured on August 31, 2023. As of September 30, 2023, the accrued and unpaid interest and fees related to the LSC 1543 7th LLC Note Receivable totaled $2.0 million, which is included in other assets on the consolidated balance sheet.

LSC 1543 7th LLC is currently in negotiations with the LSC 1543 7th LLC Borrower with respect to potential resolutions of the matter; including a restructuring or modification of the terms of the LSC 1543 7th LLC Note Receivable, the placement of the underlying collateral for sale, or a deed-in-lieu of foreclosure transfer of title of the underlying collateral; however, there can be no assurances that LSC 1543 7th LLC will be successful in such endeavors. Based on a recent third-party valuation firm’s appraisal, the Company currently believes the fair value of the underlying collateral for the LSC 1543 7th LLC Note Receivable exceeds the outstanding principal balance of $35.0 million plus the accrued and unpaid interest and fees of $2.0 million and therefore, no allowance for credit losses was deemed necessary as of September 30, 2023.

The following tables summarize the Note Receivable as of the dates indicated:

Joint Venture/Lender	Company’s Ownership	Loan Commitment	Origination	Origination	Initial Maturity	Contractual Interest	Outstanding		Unamortized Origination	Carrying	Unfunded
	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment
							As of September 30, 2023
LSC 1543 7th LLC	50%	$49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$35,000	$-	$-	$35,000	$-

							As of December 31, 2022
LSC 1543 7th LLC	50%	$49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$49,000	$(614)	$(327)	$48,059	$-

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Joint Venture/Lender	2023	2022	2023	2022
LSC 1543 7th LLC	$1,340	$1,230	$4,039	$2,957
LSC 11640 Mayfield LLC	-	-	-	455
Total	$1,340	$1,230	$4,039	$3,412

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8.	Marketable Securities, Derivative Financial Instruments, Fair Value Measurements and Notes Payable

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of September 30, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$17,394	$-	$(945)	$16,449
Marco OP Units and Marco II OP Units	19,227	3,377	-	22,604
	$36,621	$3,377	$(945)	$39,053

	As of December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$22,993	$-	$(2,103)	$20,890
Marco OP Units and Marco II OP Units	19,227	5,355	-	24,582
	42,220	5,355	(2,103)	45,472
Debt securities:
Corporate Bonds	602	-	(150)	452
Total	$42,822	$5,355	$(2,253)	$45,924

As of both September 30, 2023 and December 31, 2022, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are both exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon Inc. in exchange for cash or similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $108.03 per share and $89.75 per share as of September 30, 2023 and 2022, respectively. Additionally, the closing price of Simon Stock was $117.48 per share as of December 31, 2022.

Throughout 2022 and continuing into 2023, financial markets have been experiencing increases in interest rates primarily as a result of higher inflation, leading to the lower market prices of the Company equity’s securities, especially those highly sensitive to movements in interest rates, such as REITs and preferred securities. Because of the change in the closing price of Simon Stock and the market price of the Company’s other equity securities, the Company incurred unrealized losses of $1.3 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, and unrealized losses of $1.2 million and $20.0 million for the three and nine months ended September 30, 2022, respectively. These unrealized losses incurred on the Company’s marketable equity securities are included in its consolidated statements of operations.

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

For the three and nine months ended September 30, 2023, the Company recorded unrealized losses of $0.7 million and of $1.1 million, respectively, and during the three and nine months ended September 30, 2022, the Company recorded unrealized gains of $1.6 million and $2.8 million, respectively, on the consolidated statements of operations, representing the change in the fair value of these economic hedges during such periods.

The two interest rate cap contracts have notional amounts of $90.0 million and $40.0 million, respectively, and effectively capped the LIBOR rate at 3.00% through June 30, 2023, and caps its replacement rate of SOFR at 3.00% thereafter through their expiration dates. Both interest rate cap contracts mature on June 3, 2024. The aggregate fair values of the interest rate cap contracts of $2.1 million and $3.3 million as of September 30, 2023 and December 31, 2022, respectively, are included in other assets on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Marketable securities and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of September 30, 2023	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$1,047	$15,402	$-	$16,449
Marco OP and OP II Units	-	22,604	-	22,604
Total	$1,047	$38,006	$-	$39,053

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$2,144	$-	$2,144

	Fair Value Measurement Using
As of December 31, 2022	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$1,138	$19,752	$-	$20,890
Marco OP and OP II Units	-	24,582	-	24,582
Corporate Bonds	-	452	-	452
Total	$1,138	$44,786	$-	$45,924

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$3,279	$-	$3,279

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

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (6.17% as of September 30, 2023) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of September 30, 2023 and December 31, 2022.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2024 and bears interest at SOFR plus 1.35% (6.67% as of September 30, 2023). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of September 30, 2023, the amount of borrowings available to be drawn under the Line of Credit was $12.4 million. There were no amounts were outstanding under the Line of Credit as of both September 30, 2023 and December 31, 2022.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

9.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property/Investment	Interest Rate	Weighted Average Interest Rate for the Nine Months Ended September 30, 2023	Maturity Date	Amount Due at Maturity	As of September 30, 2023	As of December 31, 2022
Gantry Park Landing	4.48%	4.48%	November 2024	$65,317	$67,069	$68,151

Lower East Side Moxy Hotel Senior	SOFR + 7.36% (floor of 7.64%)	12.44%	June 2024	90,000	90,000	82,811

Lower East Side Moxy Hotel Junior	SOFR + 13.61% (floor of 13.89%)	18.79%	June 2024	40,000	40,000	40,000

Exterior Street Project	SOFR + 2.85%	7.62%	November 2024	35,000	35,000	35,000

Exterior Street Project Supplemental	SOFR + 2.85%	7.62%	November 2024	7,000	7,000	7,000

LSC 1543 7th LLC Note Receivable	SOFR + 3.50%	8.77%	February 2024	19,476	19,476	32,152
Total mortgages payable		10.29%		$256,793	258,545	265,114

Less: Deferred financing costs					(1,987)	(4,535)

Total mortgages payable, net					$256,558	$260,579

One-month SOFR as of September 30, 2023 and December 31, 2022 was 5.32% and 4.36%, respectively. One-month LIBOR as of December 31, 2022 was 4.39%. The Company’s loans are secured by the indicated real estate/investment and are non-recourse to the Company, unless otherwise indicated.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

LSC 1543 7th LLC Loan

On June 30, 2022, LSC 1543 7th LLC obtained a loan of up to $33.1 million (the “LSC 1543 7th LLC Loan”) which bears interest at SOFR + 3.50% (8.64% as of September 30, 2023). The LSC 1543 7th LLC Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is collateralized by the LSC 1543 7th LLC Note Receivable. During the first quarter of 2023, LSC 1543 7th LLC received a payment of $14.0 million on the LSC 1543 7th LLC Note Receivable and used a portion of the proceeds to repay $11.3 million of the LSC 1543 7th LLC Loan, which reduced the outstanding balance to $21.5 million. The LSC 1543 7th LLC Loan was initially scheduled to mature on December 30, 2023, however, on September 5, 2023, LSC 1543 7th LLC exercised the option provided under the LSC 1543 7th LLC Loan to extend the maturity date to February 29, 2024. In connection with this extension, LSC 1543 7th LLC made a principal paydown of $2.1 million which reduced the outstanding balance of the LSC 1543 7th LLC Loan to $19.5 million. Additionally, LSC 1543 7th LLC funded $0.9 million into a cash collateral reserve account, which will be applied to the payment of interest.

Moxy Construction Loans

On June 3, 2021, the Company, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) providing for up to $90.0 million of funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. Simultaneously on June 3, 2021, the Company, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. The Moxy Construction Loans provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on June 30, 2023, the Moxy Senior Loan’s interest rate converted from LIBOR plus 7.25%, with a floor of 7.75%, to SOFR plus 7.36%, with a floor of 7.64%, and the Moxy Junior Loan’s interest rate converted from LIBOR plus 13.50%, with a floor of 14.00%, to SOFR plus 13.61%, with a floor of 13.89%.

The Moxy Construction Loans initially mature on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loans are collateralized by the Lower East Side Moxy Hotel; however the Moxy Junior Loan is subordinate to the Moxy Senior Loan. As of September 30, 2023, the outstanding principal balance of the Moxy Senior Loan and Moxy Junior Loan was $90.0 million and $40.0 million, respectively, and there was no remaining availability as they were fully drawn.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company has also entered into two interest rate cap agreements with notional amounts of $90.0 million and $40.0 million pursuant to which the LIBOR rate was capped at 3.00% through June 30, 2023, and its replacement rate of SOFR is capped at 3.00% thereafter through June 3, 2024. Furthermore, in connection with the Moxy Construction Loans, the Company paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

Exterior Street Loans

On March 29, 2019, the Company obtained a $35.0 million loan (the “Exterior Street Loan”) from a financial institution which, commencing on October 10, 2020, bore interest at LIBOR plus 2.25% through November 24, 2022. On December 21, 2021, the loan agreement was amended to provide an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and collectively with the Exterior Street Loan, the “Exterior Street Loans”) which bore interest at LIBOR plus 2.50% through November 24, 2022. The Exterior Street Loans require monthly interest-only payments with the outstanding principal balances due in full at their maturity date. The Exterior Street Loans are collateralized by the Exterior Street Project. On November 22, 2022, the Company and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.60% and their maturity dates were extended to November 24, 2023. On October 31, 2023, the Company and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.85% (8.17% as of September 30, 2023) and their maturity dates were extended to November 24, 2024.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of September 30, 2023:

	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$372	$258,173	$-	$-	$-	$-	$258,545

Less: Deferred financing costs							(1,987)

Total principal maturities, net							$256,558

Certain of the Company’s debt agreements require the maintenance of prescribed ratios, including debt service coverage. As of September 30, 2023, the Company was in compliance with all of its financial debt covenants; except for the those for the Moxy Construction Loans, as discussed above. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Debt Maturities

The LSC 1543 7th LLC Loan (outstanding principal balance of $19.5 million as of September 30, 2023) is scheduled to mature on February 29, 2024. The Company currently intends to repay the LSC 1543 7th LLC Loan with any proceeds received from the LSC 1543 7th LLC Note Receivable, which has an outstanding principal balance of $35.0 million, or to seek to further extend or refinance the LSC 1543 7th LLC Loan before its scheduled maturity date.

The Moxy Construction Loans (outstanding aggregate principal balance of $130.0 million as of September 30, 2023) mature on June 3, 2024. The Company currently expects to refinance the Moxy Construction Loans on or before their initial maturity dates of June 3, 2024; however, there can be no assurances that it will be successful in such endeavors. If the Company is unable to refinance the Moxy Construction Loans on or before their initial maturity date, it will then seek to exercise the first of their two one-year extension options.

However, if the Company is unable to extend or refinance its maturing indebtedness at favorable terms, it may look to repay the then outstanding principal balances with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months from the date of these consolidated financial statements.

10.	Equity

Distributions on Common Shares

On August 11, 2023, the Company’s Board of Directors authorized and the Company declared a distribution of $0.0875 per share for the quarterly period ending September 30, 2023 payable to stockholders of record at the close of business on the last day of the quarter-end. The quarterly distribution was the pro rata equivalent of an annual distribution of $0.35 per share, or an annualized rate of 3.5% assuming a purchase price of $10.00 per share. The distribution, which totaled $1.9 million, was paid in full on or about October 15, 2023 using a combination of cash and approximately 3,600 shares of the Company’s common stock issued pursuant to the Company’s distribution reinvestment program (“DRIP”), at a discounted price of $11.58 per share, equal to 95% of the Company’s most recently published estimated net asset value per share of $12.19 as of September 30, 2022. Stockholders have an option to elect the receipt of shares under the Company’s DRIP in lieu of payment of cash for distributions from the Company.

Because the quarterly distribution declared by the Board of Directors on the common shares for the quarterly period ending on September 30, 2023 did not equal at least an annualized rate of 7.0% assuming a purchase price of $10.00 per share, no distributions were declared on the SLP Units.

On November 10, 2023, the Board of Directors determined to suspend regular quarterly distributions. Until distributions on common shares are brought current to at least an annualized rate of 7.0% assuming a purchase price of $10.00 per share, no distributions will be declared on the SLP Units. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

At the above noted dates, the Board of Directors established that on an annual basis, the Company would not redeem in excess of 1.0% and 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to proration if either type of redemption requests exceeded the annual limitation.

For the nine months ended September 30, 2023, the Company repurchased 201,195 Common Shares at a weighted average price per share of $12.19. For the nine months ended September 30, 2022, the Company repurchased 330,738 Common Shares at a weighted average price per share of $11.75.

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

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Asset management fees (general and administrative costs)	$539	$124	$1,646	$449
Property management fees (property operating expenses)	76	68	224	223
Development fees and cost reimbursement(1)	192	641	833	2,258
Total	$807	$833	$2,703	$2,930

(1)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed and the associated assets are placed in service. As of December 31, 2022, the Company owed the Advisor and its affiliated $0.7 million, for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

During the first two quarters of 2023, distributions of $1.0 million were declared and paid on the SLP Units. No distributions have been declared or paid on the SLP Units for quarterly periods ending after June 30, 2023. During the three and nine months ended September 30, 2022, distributions of $0.5 million and $1.5 million, respectively, were declared and paid on the SLP units.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

12.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, other assets, accounts payable, accrued expenses and other liabilities, due to related parties, tenant allowances and deposits payable and deferred rental income approximate their fair values because of the short maturity of these instruments. The carrying amounts of the notes receivable approximates its fair value because the interest rate is variable and reflective of market rates.

The carrying amount and estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$258.5	$257.1	$265.1	$265.1

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

13.	Commitments and Contingencies

Hotel Franchise Agreement

The Lower East Side Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott International, Inc. (“Marriott”). The Hotel Franchise Agreement provides for the Company to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, the Company received a key money (“Key Money”) payment of $4.7 million from Marriott during the fourth quarter of 2022. The Key Money, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. As of September 30, 2023 and December 31, 2022, the remaining unamortized balance of the Key Money was $4.6 million and $4.7 million, respectively. Pursuant to the terms of the Hotel Franchise Agreement, the Company may be obligated to return the unamortized portion of the key money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

Business and Structure

Lightstone Value Plus REIT I, Inc. (the “Lightstone REIT I”), (together with its operating partnership, Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), the “Company”, also referred to as “we”, “our” or “us” herein) has and expects to continue to acquire and operate or develop in the future, commercial and, residential properties and/or make real estate-related investments, principally in the United States. Our acquisitions and investments are, principally conducted through the Operating Partnership, and may include both portfolios and individual properties. We evaluate all of our real estate investments as one operating segment. As of September 30, 2023, we held a 98% general partnership interest in our Operating Partnership’s common units.

As of September 30, 2023, we (i) have ownership interests in and consolidate two operating properties, one development property and certain land holdings and (ii) have ownership interests through two unconsolidated joint ventures in nine multifamily residential properties and five commercial hotel properties. Additionally, as of September 30, 2023, we have one other real estate-related investment consisting of a promissory loan we originated through a joint venture with a related party, to an unaffiliated third-party borrower. We evaluate all of our real estate investments as one operating segment.

With respect to our consolidated operating properties, we wholly own a 303-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”), located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022 and have a 59.2% majority ownership interest in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), a joint venture between us and a related party, which developed, constructed and owns a 199-unit luxury, multifamily residential property (“Gantry Park Landing”), located in the Long Island City neighborhood in the Queens borough of New York City.

With respect to our consolidated development property, we wholly own land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, on which we expect, subject to certain conditions, to construct a proposed mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”).

We also wholly own and consolidate certain adjacent land parcels (the “St. Augustine Land Holdings) located in St. Augustine, Florida.

Additionally, we hold a 19.0% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns nine multifamily residential properties, which we account for using the equity method of accounting and we hold a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”) which owns five hotel properties, which we account for using a measurement alternative under which the Hotel Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. Both the Columbus Joint Venture and the Hotel Joint Venture are between us and related parties.

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

Concentration of Credit Risk

As of September 30, 2023 and December 31, 2022, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Wholly Owned and Consolidated Real Estate Properties:

As of September 30, 2023, we (i) have ownership interests in and consolidate two operating properties, one development property and certain land holdings and (ii) have ownership interests through two unconsolidated joint ventures in nine multifamily residential properties and five commercial hotel properties.

Consolidated Properties

Lower East Side Moxy Hotel

We wholly own a 303-room Marriott Moxy hotel (the “Lower East Side Moxy Hotel”), located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022. The following table contains certain information for the Lower East Side Moxy Hotel for the dates indicated.

			Year to Date	Percentage Occupied for the Nine Months Ended	RevPAR for the Nine Months Ended	ADR for the Nine Months Ended
	Location	Year Built	Available Rooms	September 30, 2023	September 30, 2023	September 30, 2023
Lower East Side Moxy Hotel	Bowery, New York	2022	82,719	76%	$199.52	$262.92

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

	Location	Year Built	Leasable Units	Percentage Occupied as of September 30, 2023	Annualized Revenues based on rents at September 30, 2023	Annualized Revenues per unit at September 30, 2023
Gantry Park Landing	Queens, New York	2013	199	98%	$10.0 million	$50,780

Annualized revenue is defined as the minimum monthly payments due as of September 30, 2023 annualized.

Exterior Street Project

In February 2019, we acquired two adjacent parcels of land located at 355 and 399 Exterior Street, located in the Mott Haven neighborhood in the Bronx borough of New York City, and subsequently acquired an additional adjacent wedge parcel in September 2021. On these three land parcels we plan, subject to certain conditions, to construct a proposed mixed-use multifamily residential and commercial retail project (“Exterior Street Project”). Through September 30, 2023, we have incurred and capitalized $96.7 million of costs related to the development of the Exterior Street Project.

St. Augustine Land Holdings

Effective July 15, 2022, we ceased operations of our wholly owned St. Augustine Outlet Center, a retail property located in St. Augustine, Florida, and shortly thereafter, commenced demolition of the property’s building and improvements in order to prepare the various land parcels for potential sale and/or lease. The demolition of the property’s buildings and improvements was substantially completed during the third quarter of 2022. As a result, we own various adjacent land parcels (the “St. Augustine Land Holdings”) which are included in land and improvements on the consolidated balance sheets. During the first quarter of 2023, we completed the disposition of a parcel of land, which was part of the St. Augustine Land Holdings, to an unrelated third party for a contractual sales price of $1.5 million and recognized a gain on disposition of real estate of $1.1 million during the nine months ended September 30, 2023. The aggregate carrying value of the St. Augustine Land Holdings was $4.6 million and $4.9 million as of September 30, 2023 and December 31, 2022, respectively.

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

				Percentage Occupied as of	Annualized Revenues based on rents at	Annualized Revenue per unit at
	Location	Year Built	Leasable Units	September 30, 2023	September 30, 2023	September 30, 2023
9 multifamily residential properties within the Columbus Joint Venture	Columbus, Ohio	2004	2,564	91%	$42.8 million	$18,340

Hotel Joint Venture

We hold a 2.5% joint venture ownership interest in the Hotel Joint Venture, a joint venture between us and a related party, which owns five hotel properties, which we account for using a measurement alternative under which the Hotel Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. The Hotel Joint Venture sold two of its hotel properties during July 2023.

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

Results of Operations

For the Three Months Ended September 30, 2023 vs. September 30, 2022

Consolidated

Rental revenues

Our rental revenues are comprised of rental income and tenant recovery income. Total rental revenues increased by $0.2 million to $2.6 million for the three months ended September 30, 2023 compared to $2.4 million for the same period in 2022. This increase reflects higher rental revenues for Gantry Park Landing primarily resulting from higher average monthly rent per unit.

Hotel revenues

Hotel revenues were $13.3 million for the three months ended September 30, 2023 for the Lower East Side Moxy Hotel, which opened on October 27, 2022. Hotel revenues consisted of $6.8 million of room revenue and $6.5 million of food, beverage and other revenue.

Property operating expenses

Property operating expenses decreased slightly by $0.1 million to $0.8 million for the three months ended September 30, 2023 compared to $0.9 million for the same period in 2022.

Hotel operating expenses

Hotel operating expenses were $8.8 million for the three months ended September 30, 2023 for the Lower East Side Moxy Hotel, which opened on October 27, 2022. Hotel operating expenses consisted of $3.7 million of room expense and $5.1 million of food and beverage costs.

Real estate taxes

Real estate taxes increased by $0.5 million to $0.6 million for the three months ended September 30, 2023 compared to $0.1 million for the same period in 2022. The increase is primarily attributable to real estate taxes for the Lower East Side Moxy Hotel, which opened on October 27, 2022.

General and administrative costs

General and administrative costs increased by $0.6 million to $1.1 million for the three months ended September 30, 2023 compared to $0.5 million for the same period in 2022. The increase is primarily attributable to an increase in asset management fees resulting from our acquisition and investment activities.

Pre-opening costs

We incurred pre-opening costs of $0.1 million and $0.3 million related to the Lower East Side Moxy Hotel, including its food and beverage venues, during the three months ended September 30, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Depreciation and amortization

Depreciation and amortization increased by $1.4 million to $1.9 million for the three months ended September 30, 2023 compared to $0.5 million for the same period in 2022. The increase is primarily attributable to higher depreciation for the Lower East Side Moxy Hotel, which opened on October 27, 2022.

Interest and dividend income

Interest and dividend income decreased by $0.4 million to $1.9 million for the three months ended September 30, 2023 compared to $2.3 million for the same period in 2022. The decrease primarily reflects lower interest income earned on our preferred investments of $0.3 million as a result of redemptions.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by $6.3 million to $7.0 million for the three months ended September 30, 2023 compared to $0.7 million for the same period in 2022. Interest expense is primarily attributable to financings associated with our investments and reflects both higher market interest rates on our variable rate indebtedness during the 2023 period and change in the weighted average principal outstanding during the periods. The significant increase in interest expense is also attributable to the cessation of the capitalization of all interest expense associated with the development of the Lower East Side Moxy Hotel when its construction was substantially completed and it opened on October 27, 2022 and the cessation of the capitalization of interest on the Exterior Street Project during the second quarter of 2023 in connection with our decision to temporarily pause active development activities. During the three months ended September 30, 2023, we did not capitalize any interest to the development projects on our consolidated balance sheet. During the three months ended September 30, 2022, we capitalized an aggregate of $4.9 million of interest to development projects on our consolidated balance sheet.

Unrealized loss on marketable equity securities

During the three months ended September 30, 2023 and 2022, we recorded unrealized losses on marketable equity securities of $1.3 million and $1.2 million, respectively. These unrealized losses represented the change in the fair value of our marketable equity securities during those periods.

(Loss)/gain on sale of marketable securities

During the three months ended September 30, 2023, we recorded a loss on the sale of marketable securities of $0.3 million.

Mark to market adjustments on derivative financial instruments

During the three months ended September 30, 2023 and 2022, we recorded a negative mark to market adjustment of $0.7 million and a positive mark to market adjustment of $1.6 million, respectively.

Gain on disposition of real estate

During the third quarter of 2022, we recognized a gain on disposition of real estate of $1.1 million related to Oakview, a shopping center located in Omaha, Nebraska, which we previously disposed of in September 2017.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity was $1.3 million during the three months ended September 30, 2023. Our loss from investment in unconsolidated affiliated real estate entity is attributable to our unconsolidated 19.0% membership interest in the Columbus Joint Venture. We commenced recording our allocated portion of earnings beginning as of November 29, 2022 with respect to our membership interest of 19.0% in the Columbus Joint Venture.

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

For the Nine Months Ended September 30, 2023 vs. September 30, 2022

Consolidated

Rental revenues

Our rental revenues are comprised of rental income and tenant recovery income. Total rental revenues increased by $0.3 million to $7.5 million for the nine months ended September 30, 2023 compared to $7.2 million for the same period in 2022. This increase reflects higher rental revenues of $0.5 million for Gantry Park Landing primarily resulting from higher average monthly rent per unit offset by lower rental revenues of $0.2 million for the St. Augustine Outlet Center resulting from substantially all of its tenants vacating during the first quarter of 2022 and us subsequently ceasing operations of the property effective July 15, 2022.

Hotel revenues

Hotel revenues were $33.7 million for the nine months ended September 30, 2023 for the Lower East Side Moxy Hotel, which opened on October 27, 2022. Hotel revenues consisted of $16.5 million of room revenue and $17.2 million of food, beverage and other revenue.

Property operating expenses

Property operating expenses decreased by $1.0 million to $2.3 million for the nine months ended September 30, 2023 compared to $3.3 million for the same period in 2022. The decrease reflects lower property operating costs of $1.1 million resulting from the closure of the St. Augustine Outlet Center, which ceased operations effective July 15, 2022.

Hotel operating expenses

Hotel operating expenses were $25.5 million for the nine months ended September 30, 2023 for the Lower East Side Moxy Hotel, which opened on October 27, 2022. Hotel operating expenses consisted of $10.4 million of room expense and $15.1 million of food and beverage costs.

Real estate taxes

Real estate taxes increased by $0.7 million to $0.9 million for the nine months ended September 30, 2023 compared to $0.2 million for the same period in 2022. The increase is primarily attributable to real estate taxes for the Lower East Side Moxy Hotel, which opened on October 27, 2022.

General and administrative costs

General and administrative costs increased by $1.3 million to $3.0 million for the nine months ended September 30, 2023 compared to $1.7 million for the same period in 2022. The increase is primarily attributable to an increase in asset management fees resulting from our acquisition and investment activities.

Pre-opening costs

We incurred pre-opening costs of $0.1 million and $0.7 million related to the Lower East Side Moxy Hotel, including its food and beverage venues, during the nine months ended September 30, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Depreciation and amortization

Depreciation and amortization increased by $3.2 million to $5.2 million for the nine months ended September 30, 2023 compared to $2.0 million for the same period in 2022. The increase is attributable to higher depreciation of $3.9 million for the Lower East Side Moxy Hotel, which opened on October 27, 2022, partially offset by lower depreciation and amortization of $0.8 million for the St. Augustine Outlet Center, which ceased operations effective July 15, 2022 and was substantially demolished during the third quarter of 2023.

Interest and dividend income

Interest and dividend income decreased by $0.7 million to $6.0 million for the nine months ended September 30, 2023 compared to $6.7 million for the same period in 2022. The decrease primarily reflects lower interest income earned on our preferred investments of $0.9 million as a result of redemptions.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by $17.8 million to $19.2 million for the nine months ended September 30, 2023 compared to $1.4 million for the same period in 2022. Interest expense is primarily attributable to financings associated with our investments and reflects both higher market interest rates on our variable rate indebtedness during the 2023 period and changes in the weighted average principal outstanding during the periods.

The significant increase in interest expense is also attributable to the cessation of the capitalization of all interest expense associated with the development of the Lower East Side Moxy Hotel on October 27, 2022 effective when its construction was substantially completed and it opened on October 27, 2022 and the cessation of the capitalization of interest on the Exterior street Project during the second quarter of 2023 in connection with our decision to temporarily pause active development activities. During the nine months ended September 30, 2023 and 2022, we capitalized an aggregate of $1.5 million and $11.9 million, respectively, of interest to development projects on our consolidated balance sheets.

Unrealized loss on marketable equity securities

During the nine months ended September 30, 2023 and 2022, we recorded unrealized losses on marketable equity securities of $0.8 million and $20.0 million, respectively. These unrealized losses represented the change in the fair value of our marketable equity securities during those periods.

(Loss)/gain on sale of marketable securities

During the nine months ended September 30, 2023, we recorded a loss on the sale of marketable securities of $0.7 million and during the nine months ended September 30, 2022, we recorded a gain on the sale of marketable securities of $1.2 million.

Mark to market adjustments on derivative financial instruments

During the nine months ended September 30, 2023 and 2022, we recorded a negative mark to market adjustment of $1.1 million and a positive mark to market adjustment of $2.8 million, respectively.

Gain on disposition of real estate

During the nine months ended September 30, 2023, we recognized a gain on the disposition of real estate of $1.1 million related to the sale of a parcel of land which was part of the St. Augustine Land Holdings.

During the third quarter of 2022, we recognized a gain on disposition of real estate of $1.1 million related to Oakview, a shopping center located in Omaha, Nebraska, which we previously disposed of in September 2017.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated real estate entity was $3.6 million during the nine months ended September 30, 2023. Our loss from investment in unconsolidated affiliated real estate entity is attributable to our unconsolidated 19.0% membership interest in the Columbus Joint Venture. We commenced recording our allocated portion of profit/loss beginning as of November 29, 2022 with respect to our membership interest of 19.0% in the Columbus Joint Venture.

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

Financial Condition, Liquidity and Capital Resources

Overview:

As of September 30, 2023, we had $8.5 million of cash on hand, $2.4 million of restricted cash and $39.1 million of marketable securities. We also have the ability to make draws from a line of credit up to $20.0 million, subject to certain conditions (see “Notes Payable – Line of Credit”) and a margin loan. We currently believe that these items along with revenues from our operating properties; interest and dividend income earned on our marketable securities and notes receivable; as well as proceeds received from the potential sales of our marketable securities and repayment of our notes receivable will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (including certain of our development activities), contributions to our unconsolidated affiliated real estate entity (Columbus Joint Venture), redemptions and cancellations of shares of our common stock and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing debt.

During the second quarter of 2023 we decided to temporarily pause active development activities associated with our one remaining development project, the Exterior Street Project, due to current unfavorable economic and local market conditions and regulations. There can be no assurances that the unfavorable circumstances will improve and we will resume active development activities and ultimately construct the Exterior Street Project. However, if we do resume active development activities for the Exterior Street Project, we will need to obtain construction financing and/or seek a joint venture arrangement to fund a substantial portion of its future development and construction costs. See “Exterior Street Project” for additional information.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2023, our total borrowings of $258.5 million represented 119% of net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Asset management fees (general and administrative costs)	$539	$124	$1,646	$449
Property management fees (property operating expenses)	76	68	224	223
Development fees and cost reimbursement(1)	192	641	833	2,258
Total	$807	$833	$2,703	$2,930

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets. As of December 31, 2022,we owed the Advisor and its affiliated entities $0.7 million for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

During the first two quarters of 2023, distributions of $1.0 million were declared and paid on the SLP Units. No distributions have been declared or paid on the SLP Units for quarterly periods ending after June 30, 2023. During the three and nine months ended September 30, 2022, distributions of $0.5 million and $1.5 million, respectively, were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2023	2022
Cash flows (used in)/provided by operating activities	$(7,218)	$9,033
Cash flows provided by/(used in) investing activities	18,626	(60,428)
Cash flows (used in)/provided by financing activities	(23,049)	47,247
Change in cash, cash equivalents and restricted cash	(11,641)	(4,148)

Cash, cash equivalents and restricted cash, beginning of year	22,583	42,592
Cash, cash equivalents and restricted cash, end of the period	$10,942	$38,444

Operating activities

The cash used in operating activities of $7.2 million for the nine months ended September 30, 2023 consists of the following:

●	cash outflows of $6.4 million from our net loss after adjustment for non-cash items; and

●	cash outflows of $0.9 million associated with the net changes in operating assets and liabilities.

Investing activities

The cash provided by investing activities of $18.6 million for the nine months ended September 30, 2023 consists primarily of the following:

●	purchases for development and investment property of $8.5 million;

●	aggregate proceeds from the full redemption of our preferred investment in related parties of $6.0 million;

●	proceeds from the sale of a parcel of land of $1.4 million;

●	distributions of $0.5 million received from the Hotel Joint Venture;

●	aggregate capital contributions of $0.3 million to the Columbus Joint Venture;

●	net proceeds from sales of marketable securities of $5.5 million; and

●	proceeds from the repayment of notes receivable of $14.0 million.

Financing activities

The cash used in financing activities of $23.0 million for the nine months ended September 30, 2023 is primarily related to the following:

●	debt principal payments of $14.5 million;

●	net proceeds from mortgage financing of $7.9 million;

●	redemptions and cancellation of common shares of $2.5 million;

●	distributions to our noncontrolling interests of $4.3 million; and

●	distributions to our common shareholders of $11.2 million.

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

Moxy Construction Loans

On June 3, 2021, we, through a wholly owned subsidiary, closed on a recourse construction loan facility (the “Moxy Senior Loan”) providing for up to $90.0 million of funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. Simultaneously on June 3, 2021, we, through the same wholly owned subsidiary, also entered into a mezzanine construction loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. The Moxy Construction Loans provided for a replacement benchmark rate in connection with the phase-out of LIBOR and effective on June 30, 2023, the Moxy Senior Loan’s interest rate converted from LIBOR plus 7.25%, with a floor of 7.75%, to SOFR plus 7.36%, with a floor of 7.64%, and the Moxy Junior Loan’s interest rate converted from LIBOR plus 13.50%, with a floor of 14.00%, to SOFR plus 13.61%, with a floor of 13.89%.

The Moxy Construction Loans initially mature on June 3, 2024, with two one-year extension options, subject to the satisfaction of certain conditions. The Moxy Construction Loans are collateralized by the Lower East Side Moxy Hotel; however the Moxy Junior Loan is subordinate to the Moxy Senior Loan. As of September 30, 2023, the outstanding principal balance of the Moxy Senior Loan and Moxy Junior Loan was $90.0 million and $40.0 million, respectively, and there was no remaining availability as they were fully drawn.

We were required by the lender to deposit the $4.7 million of key money received from Marriott during the fourth quarter of 2022 into an escrow account (included in restricted cash on the consolidated balance sheet as of December 31, 2022), all of which was subsequently used to fund remaining construction costs for the project during the first quarter of 2023.

In connection with the Moxy Construction Loans, we provided certain completion and carry cost guarantees. Additionally, the Moxy Construction Loans provide for the lenders to trap excess cash flow, if any, generated from the operations of the Lower East Side Moxy Hotel until it achieves certain prescribed financial ratios for two consecutive quarters. To-date, the Lower East Side Moxy Hotel, which opened in October 2022 and therefore, is still in its ramp-up period, has not achieved any of the prescribed financial ratios. We have provided a principal guarantee of up to $7.0 million with respect to the Moxy Junior Loan.

We have also entered into two interest rate cap agreements with notional amounts of $90.0 million and $40.0 million pursuant to which the LIBOR rate was capped at 3.00% through June 30, 2023, and its replacement rate of SOFR is capped at 3.00% thereafter through June 3, 2024. Furthermore, in connection with the Moxy Construction Loans, we paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees which are due at the initial maturity date and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

Preferred Investments

We previously entered into agreements with various related party entities that provided for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitled us to certain prescribed monthly preferred distributions. As of December 31, 2022, we had one remaining Preferred Investment, which was our 40 East End Avenue Preferred Investment, that had an outstanding balance of $6.0 million. During the first and second quarters of 2023, we redeemed $2.3 million and $3.7 million, respectively, of the 40 East End Avenue Preferred Investment and as a result, it has been fully redeemed and we haves no remaining Preferred Investments.

The Preferred Investments are summarized as follows:

		Preferred Investment Balance		Investment Income(1)
Preferred Investments	Dividend	As of September 30,	As of December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	Rate	2023	2022	2023	2022	2023	2022
40 East End Avenue	12%	$-	$6,000	$-	$184	$254	$546
East 11th Street	12%	-	-	-	108	-	593
Total		$-	$6,000	$-	$292	$254	$1,139

Note:

(1)	Included in interest and dividend income on the consolidated statements of operations.

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

As of September 30, 2023, the NR Joint Ventures, through LSC 1543 7th LLC, had one remaining Joint Venture Promissory Note, the LSC 1543 7th LLC Note Receivable, which has an outstanding principal balance of $35.0 million. As a result of financial difficulties, the Joint Venture Borrower under the LSC 1543 7th LLC Note Receivable (the “LSC 1543 7th LLC Borrower”) discontinued making monthly interest payments during the second quarter of 2023 and the LSC 1543 7th LLC Note Receivable subsequently matured on August 31, 2023. As of September 30, 2023, the accrued and unpaid interest and fees related to the LSC 1543 7th LLC Note Receivable totaled $2.0 million, which is included in other assets on the consolidated balance sheet.

LSC 1543 7th LLC is currently in negotiations with the LSC 1543 7th LLC Borrower with respect to potential resolutions of the matter; including a restructuring or modification of the terms of the LSC 1543 7th LLC Note Receivable, the placement of the underlying collateral for sale, or a deed-in-lieu of foreclosure transfer of title of the underlying collateral; however, there can be no assurances that LSC 1543 7th LLC will be successful in such endeavors. Based on a recent third-party valuation firm’s appraisal, we currently believe the fair value of the underlying collateral for the LSC 1543 7th LLC Note Receivable exceeds the outstanding principal balance of $35.0 million plus the accrued and unpaid interest and fees of $2.0 million and therefore, no allowance for credit losses was deemed necessary as of September 30, 2023.

The Note Receivable is summarized as follows:

Joint Venture/Lender	Company’s Ownership	Loan Commitment	Origination	Origination	Initial Maturity	Contractual Interest	Outstanding		Unamortized Origination	Carrying	Unfunded
	Percentage	Amount	Fee	Date	Date	Rate	Principal	Reserves	Fee	Value	Commitment
							As of September 30, 2023
LSC 1543 7th LLC	50%	$49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$35,000	$-	$-	$35,000	$-

							As of December 31, 2022
LSC 1543 7th LLC	50%	$49,000	1.00%	March 2, 2022	August 31, 2023	SOFR plus 7.00% (Floor of 7.15%)	$49,000	$(614)	$(327)	$48,059	$-

The following summarizes the interest earned (included in interest and dividend income on the consolidated statements of operations) for each of the Joint Venture Promissory Notes during the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Joint Venture/Lender	2023	2022	2023	2022
LSC 1543 7th LLC	$1,340	$1,230	$4,039	$2,957
LSC 11640 Mayfield LLC	-	-	-	455
Total	$1,340	$1,230	$4,039	$3,412

LSC 1543 7th LLC Loan

On June 30, 2022, LSC 1543 7th LLC obtained a loan of up to $33.1 million (the “LSC 1543 7th LLC Loan”) which bears interest at SOFR + 3.50% (8.64% as of September 30, 2023). The LSC 1543 7th LLC Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and is collateralized by the LSC 1543 7th LLC Note Receivable. During the first quarter of 2023, LSC 1543 7th LLC received a payment of $14.0 million on the LSC 1543 7th LLC Note Receivable and used a portion of the proceeds to repay $11.3 million of the LSC 1543 7th LLC Loan, which reduced the outstanding balance to $21.5 million. The LSC 1543 7th LLC Loan was initially scheduled to mature on December 30, 2023, however, on September 5, 2023, LSC 1543 7th LLC exercised the option provided by the LSC 1543 7th LLC Loan to extend the maturity date to February 29, 2024. In connection with this extension, LSC 1543 7th LLC made a principal paydown of $2.1 million which reduced the outstanding balance of the LSC 1543 7th LLC Loan to $19.5 million. Additionally, LSC 1543 7th LLC funded $0.9 million into a cash collateral reserve account, which will be applied to the payment of interest.

Exterior Street Project

In February 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, we subsequently acquired an additional adjacent parcel of land at cost from an affiliate of the Advisor for $1.0 million in order to achieve certain zoning compliance. On these three land parcels we plan, subject to certain conditions, to construct a proposed mixed-use multifamily residential and commercial retail property (the “Exterior Street Project”).

As a result of current unfavorable economic and local market conditions and regulations, we temporarily paused our active development activities associated with the Exterior Street Project during the second quarter of 2023 and therefore have ceased capitalization of interest and other carrying costs. There can be no assurances that the unfavorable circumstances will improve and we resume active development activities and ultimately construct the Exterior Street Project.

Through September 30, 2023, we have incurred and capitalized $96.7 million of costs related to the development of the Exterior Street Project.

Exterior Street Loans

On March 29, 2019, we obtained a $35.0 million loan (the “Exterior Street Loan”) from a financial institution which, commencing on October 10, 2020, bore interest at LIBOR plus 2.25% through November 24, 2022. On December 21, 2021, the loan agreement was amended to provide an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and collectively with the Exterior Street Loan, the “Exterior Street Loans”) which bore interest at LIBOR plus 2.50% through November 24, 2002. The Exterior Street Loans require monthly interest-only payments with the outstanding principal balances due in full at their maturity date. The Exterior Street Loans are collateralized by the Exterior Street Project. On November 22, 2022, we and the financial institution entered into the second amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans were adjusted to SOFR plus 2.60% (7.74% as of September 30, 2023) and their maturity dates were extended to November 24, 2023. As of September 30, 2023, the outstanding aggregate principal balance of the Exterior Street Loans was $42.0 million. On October 31, 2023, we and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.85% (8.17% as of September 30, 2023) and their maturity dates were extended to November 24, 2024.

The Exterior Street Loan requires monthly interest-only payments with the outstanding balance due in full at its maturity date. The Exterior Street Loan is collateralized by the Exterior Street Project.

During the second quarter of 2023 we decided to temporarily pause active development activities associated with our one remaining development project, the Exterior Street Project, due to current unfavorable economic and local market conditions and regulations. There can be no assurances that the unfavorable circumstances will improve and we will resume active development activities and ultimately construct the Exterior Street Project. However, if we do resume active development activities for the Exterior Street Project, we will need to obtain construction financing and/or seek a joint venture arrangement to fund a substantial portion of its future development and construction costs. Current and future economic conditions as well as other uncertainties may (i) affect our ability to obtain construction financing, and/or (ii) cause delays or increase costs associated with building materials or construction services necessary for construction, which could adversely impact our ability to either ultimately commence and/or complete construction as planned, on budget or at all for the Exterior Street Project.

Contractual Obligations

The following is a summary of our contractual obligations outstanding over the next five years and thereafter as of September 30, 2023.

Contractual Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Mortgage Payable	$372	$258,173	$-	$-	$-	$-	$258,545
Interest Payments[1]	6,851	16,320	-	-	-	-	23,171
Total Contractual Obligations	$7,223	$274,493	$-	$-	$-	$-	$281,716

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate, as applicable as of September 30, 2023 was used.

Certain of our debt agreements require the maintenance of prescribed ratios, including debt service coverage. As of September 30, 2023, we were in compliance with respect to all of our financial debt covenants, except for those for the Moxy Construction Loans, as discussed above.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (6.17% as of September 30, 2023) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of September 30, 2023 and December 31, 2022.

Line of Credit

We have a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2024 and bears interest at SOFR plus 1.35% (6.67% as of September 30, 2023). The Line of Credit is collateralized by an aggregate of 209,243 of Marco OP Units and Marco II OP Units and is guaranteed by PRO. As of September 30, 2023, the amount of borrowings available to be drawn under the Line of Credit was $12.4 million. There were no amounts outstanding under the Line of Credit as of both September 30, 2023 and December 31, 2022.

Debt Maturities

The LSC 1543 7th LLC Loan (outstanding principal balance of $19.5 million as of September 30, 2023) is scheduled to mature on February 29, 2024. We currently intend to repay the LSC 1543 7th LLC Loan with any proceeds from the LSC 1543 7th LLC Note Receivable, which has an outstanding principal balance of $35.0 million, or to seek to further extend or refinance the LSC 1543 7th LLC Loan before its scheduled maturity date.

The Moxy Construction Loans (outstanding aggregate principal balance of $130.0 million as of September 30, 2023) mature on June 3, 2024. We currently expect to refinance the Moxy Construction Loans on or before their initial maturity dates of June 3, 2024; however, there can be no assurances that we will be successful in such endeavors. If we are unable to refinance the Moxy Construction Loans on or before their initial maturity date, we will then seek to exercise the first of their two one-year extension options.

However, if we are unable to extend or refinance any of our maturing indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. We have no additional significant maturities of mortgage debt over the next 12 months from the date of these consolidated financial statements.

Distributions

Common Shares

On August 11, 2023, our Board of Directors authorized and we declared a distribution of $0.0875 per share for the quarterly period ending September 30, 2023 payable to stockholders of record at the close of business on the last day of the quarter-end. The quarterly distribution was the pro rata equivalent of an annual distribution of $0.35 per share, or an annualized rate of 3.5% assuming a purchase price of $10.00 per share. The distribution, which totaled $1.9 million, was paid in full on or about October 15, 2023 using a combination of cash and approximately 3,600 shares of our common stock issued pursuant to our distribution reinvestment program (“DRIP”), at a discounted price of $11.58 per share, equal to 95% of our most recently published estimated net asset value per share of $12.19 as of September 30, 2022. Stockholders have an option to elect the receipt of shares under our DRIP in lieu of payment of cash for distributions from us.

Because the quarterly distribution declared by the Board of Directors on the common shares for the quarterly period ending on September 30, 2023 did not equal at least an annualized rate of 7.0% assuming a purchase price of $10.00 per share, no distributions were declared on the SLP Units.

On November 10, 2023, the Board of Directors determined to suspend regular quarterly distributions. Until distributions on common shares are brought current to at least an annualized rate of 7.0% assuming a purchase price of $10.00 per share, no distributions will be declared on the SLP Units. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

For the nine months ended September 30, 2023, we repurchased 201,195 Common Shares at a weighted average price per share of $12.19. For the nine months ended September 30, 2022, we repurchased 330,738 Common Shares at a weighted average price per share of $11.75.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss	$(8,453)	$(13,359)	$(16,171)	$(26,779)
FFO adjustments:
Depreciation and amortization	1,860	478	5,211	1,976
Adjustments to equity earnings from unconsolidated affiliated entity	942	-	2,800	-
Loss on demolition	-	16,593	-	16,593
Income tax on redemptions of preferred investments in related parties	2,474	-	2,474
Gain on disposal of investment property	-	(1,105)	(1,121)	(1,154)
FFO	(3,177)	2,607	(6,807)	(9,364)
MFFO adjustments:
Noncash adjustments:
Mark to market adjustments(1)	2,002	(415)	1,871	17,116
Loss/(gain) on sale of marketable securities(2)	297	-	656	(1,160)
MFFO	(878)	2,192	(4,280)	6,592
Straight-line rent (3)	12	2	10	27
MFFO - IPA recommended format	$(866)	$2,194	$(4,270)	$6,619

Net loss	$(8,453)	$(13,359)	$(16,171)	$(26,779)
Less: income attributable to noncontrolling interests	(364)	(183)	(1,439)	(783)
Net loss applicable to Company’s common shares	$(8,817)	$(13,542)	$(17,610)	$(27,562)
Net loss per common share, basic and diluted	$(0.41)	$(0.62)	$(0.81)	$(1.25)

FFO	$(3,177)	$2,607	$(6,807)	$(9,364)
Less: FFO attributable to noncontrolling interests	(645)	(698)	(2,134)	(1,650)
FFO attributable to Company’s common shares	$(3,822)	$1,909	$(8,941)	$(11,014)
FFO per common share, basic and diluted	$(0.18)	$0.09	$(0.41)	$(0.50)

MFFO - IPA recommended format	$(866)	$2,194	$(4,270)	$6,619
Less: MFFO attributable to noncontrolling interests	(767)	(736)	(2,278)	(2,623)
MFFO attributable to Company’s common shares	$(1,633)	$1,458	$(6,548)	$3,996

Weighted average number of common shares outstanding, basic and diluted	21,679	21,887	21,750	21,996

Notes:

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to our common shares:

From inception through September 30, 2023
FFO attributable to Company’s common shares	$247,998
Distributions paid	$290,189

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 14, 2023, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: November 14, 2023	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)