Form 10-K
period 2023-12-31
Lightstone Value Plus REIT I, Inc.
filed 2024-04-01
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There is no established market for the Registrant’s common shares. As of June 30, 2023, the last business day of the most recently completed second quarter, there were 21.7 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 22, 2024 the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $11.73 per share (after allocations to the holder of subordinated profits interests in our operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of December 31, 2023. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2024, there were 21.5 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT I, INC.

i

Special Note Regarding Forward-Looking Statements

This a Annual Report on Form 10-K (the “Annual Report”), together with other statements and information publicly disseminated by Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Lightstone REIT intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe Lightstone REIT ’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond Lightstone REIT’s control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) changes in market factors that could impact our rental rates and operating costs, (ii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates and (v) the availability of suitable acquisition opportunities. Accordingly, there is no assurance that Lightstone REIT’s expectations will be realized.

Forward-looking statements in this Annual Report reflect our management’s view only as of the date of this Annual Report, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Annual Report are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

ii

PART I.

ITEM 1. BUSINESS:

Dollar amounts are presented in thousands, except per share/unit data, revenue per available room (“RevPAR”), average daily rate (“ADR”) and where indicated in millions.

General Description of Business and Structure

Lightstone REIT I, is a Maryland corporation formed on June 8, 2004, which has elected to be taxed and qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. Lightstone REIT I was formed primarily for the purpose of engaging in the business of investing in and owning commercial and multifamily residential real estate properties and making other real estate-related investments located throughout the U.S.

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of our current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of December 31, 2023, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

Lightstone REIT I together with the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT I, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through our Operating Partnership, we own, operate and develop commercial and multifamily residential properties and make other real estate-related investments, principally in the U.S. Our real estate investments are held by us alone or jointly with other parties. We may also originate or acquire mortgage loans secured by real estate. Although most of our investments are of these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests. Since our inception, we have owned and managed various commercial and multifamily residential properties located throughout the U.S. We evaluate all of our real estate investments as one operating segment. We currently intend to hold our real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of December 31, 2023, we (i) have ownership interests in and consolidate two operating properties, two development projects and certain land holdings and (ii) have ownership interests through two unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Properties”) and a portfolio of five limited service hotel properties (the “Hotel JV Properties”).

With respect to our consolidated operating properties, we wholly own a 303-room Marriott International Inc. (“Marriott”) branded Moxy hotel (the “Lower East Side Moxy Hotel”), located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022 and have a 59.2% majority ownership interest in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), a joint venture between us and a related party, which developed, constructed and owns a 199-unit luxury, multifamily residential property (“Gantry Park Landing”), located in the Long Island City neighborhood in the Queens borough of New York City.

With respect to our consolidated development projects, we wholly own three land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, on which we expect, subject to certain conditions, to construct a proposed mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”) and we have a 50% joint venture ownership interest in LSC 1543 7th LLC (the “Santa Monica Joint Venture”), a joint venture between us and a related party, which owns certain land parcels located in Santa Monica, California, on which a multifamily residential project (the “Santa Monica Project”) is proposed.

We also wholly own and consolidate various adjacent land parcels (the “St. Augustine Land Holdings”) located in St. Augustine, Florida.

With respect to our unconsolidated joint venture properties, we hold a 19% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns the Columbus Properties, a portfolio of nine multifamily residential properties located in the Columbus, Ohio metropolitan area, and we hold a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”), which owns the Hotel JV Properties, a portfolio of five limited service hotels. We account for our 19% joint venture ownership interest in the Columbus Joint Venture under the equity method of accounting and we account for our 2.5% joint venture ownership interest in the Hotel Joint Venture using a measurement alternative pursuant to which our investment is measured at cost, adjusted for observable price changes and impairments, if any. Both the Columbus Joint Venture and the Hotel Joint Venture are between us and related parties.

Our advisor is Lightstone Value Plus REIT, LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 6, 2004, the Advisor contributed $2 to the Operating Partnership in exchange for 200 Common Units. Our Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on July 6, 2004 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC (the Sponsor”), which served as our sponsor during our initial public offering (the “Offering”), which terminated on October 10, 2008. Our Advisor, pursuant to the terms of an advisory agreement, together with our board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of the Sponsor, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership which were purchased, at a cost of $100,000 per unit, in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT I or the Operating Partnership.

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by unrelated third party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

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

In addition, an aggregate of 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of December 31, 2023.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include the joint venture ownership interests held by either the Sponsor or its affiliates in (i) Pro-DFJV Holdings LLC (“PRO”), (ii) the 2nd Street Joint Venture and (iii) the Santa Monica Joint Venture. PRO’s holdings principally consist of Marco OP Units and Marco II OP Units; the 2nd Street Joint Venture owns Gantry Park Landing and the Santa Monica Joint Venture owns the Santa Monica Project.

Related Parties

Our Sponsor, Advisor and their affiliates, including Lightstone SLP, LLC, are related parties of ours as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

Primary Investment Objectives

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. We expect to achieve these objectives through investments in real estate properties and by making other real-estate-related investments.

Acquisition and Investment Strategy and Policies

We have and expect to continue to invest in commercial and multifamily residential properties, such as office, industrial, retail, hospitality and multifamily apartments, and make other real estate-related investments such as through preferred investments or the origination of mortgage and mezzanine loans. Our investments may be made through the acquisition of or the development and construction of properties.

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

Not more than 10% of our total assets may be invested in unimproved real property. For purposes of this paragraph, “unimproved real properties” does not include properties acquired for the purpose of producing rental or other operating income, properties currently under construction and properties for which development or construction is planned within one year. Additionally, we do not invest in contracts for the sale of real estate unless in recordable form and appropriately recorded.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2023, our total borrowings represented 120% of net assets.

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

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT, commencing with the taxable year ended December 31, 2005. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the U.S., (“GAAP”)), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a taxable REIT subsidiary (“TRS”), including when we acquire or develop and construct a hotel we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2023 and 2022, we had no material uncertain income tax positions.

Concentration of Credit Risk

As of December 31, 2023 and 2022, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions, may adversely affect our results of operations and financial performance.

Competition

The commercial and multifamily residential real estate markets are highly competitive. We compete in markets with other owners and operators of such properties. The continued development of any new properties would further intensify the competition among owners and operators of these types of real estate in many market areas in which we either operate or intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is maintained, operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

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

We believe that our senior management’s experience, coupled with our financing, professionalism, diversity of investments and reputation in the industry enables us to compete with the other real estate investment companies.

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

Regulations

Our investments are subject to various U.S. federal, state and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, and environmental matters. We believe that we have or will obtain all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of U.S. federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired or developed in the future.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the U.S. Securities and Exchange Commission (the “SEC”). Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 1C. CYBERSECURITY:

We have no employees. Our business is externally managed by the Advisor, an affiliate of the Sponsor. We are dependent on the Advisor and affiliates of our Sponsor (collectively, the “Advisor and its affiliates”) for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties, each which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology (“IT”) and investor relations services. As an externally managed REIT, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Advisor and its affiliates, which determine and implement appropriate risk management processes and strategies as it relates to cybersecurity for both us and the other entities they advise, own and/or manage, and we rely on them for assessing, identifying and managing material risks to our business from cybersecurity threats.

The Advisor and its affiliates take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout their operations that are designed to address cybersecurity threats and incidents. The Advisor and its affiliates regularly assess risks from cybersecurity threats, monitor their information systems for potential vulnerabilities, and test those systems according to their cybersecurity policies, standards, processes, and practices, which are integrated into their overall approach to enterprise risk management. To protect their information systems from cybersecurity threats, the Advisor and its affiliates use various security tools that help them identify, escalate, investigate, resolve, and recover from security incidents in a timely manner.

The Advisor and its affiliates have a technology team, under the leadership of the Director of Information Technology, who has over 20 years of technology management experience, which defines a work plan designed to maintain strong cybersecurity maturity, sets improvement objectives of key controls and systems, including feedback from third-party assessments, and identifies and implements on-going investments to replace or upgrade systems or technologies and proactively maintain strong security. As part of this planning, management conducts regular testing of our incident response plan to increase awareness, establishes key decision-making criteria, ensures effective communication among key stakeholders, and complies with the Company’s disclosure obligations.

The Advisor and its affiliates also partner with independent third-party experts to provide a comprehensive cybersecurity solution that safeguards organizations against a broad spectrum of cyber threats. This comprehensive cybersecurity solution offers advanced threat detection, prevention, and response capabilities, including real-time monitoring, threat intelligence, behavioral analysis, endpoint detection and response, malware prevention, and automated response actions. Additionally, the comprehensive cybersecurity solution also provides access to cybersecurity experts, who provide proactive threat monitoring and incident response support to effectively detect, investigate, and remediate security incidents.

The Advisor and its affiliates engage vendors to enhance cybersecurity safeguards and improve incident response and update or replace systems and applications as appropriate to improve data processing and storage management and enhance security. These cybersecurity safeguards include multi-tiered backup protocols, which incorporate immutable backups, embody an innovative approach to data security, providing an additional barrier against ransomware and other cyber threats. Immutable backups ensure that data remains unmodifiable and immune to deletion for a predefined duration, thereby shielding it from unauthorized tampering or access. This technology utilizes sophisticated methods, including immutable storage repositories and ransomware-resistant backup architectures, to uphold the integrity and accessibility of vital data. Through the enforcement of stringent access controls and encryption measures, the resilience and availability of backup data is ensured, empowering an organization to swiftly and securely recover from cyber incidents.

To further protect their information systems, the Advisor and its affiliates structure and monitor relationships with various third-party service providers and periodically conduct due diligence on their cybersecurity architecture and process design.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, our business strategy, results of operations, or financial condition.

Governance

The Board of Directors oversees our risk management process, including cybersecurity risks. The Audit Committee oversees our enterprise risk assessment. The Audit Committee meetings include discussions of specific risk areas, including, among others, those relating to cybersecurity. Our management team, including our Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The Chief Financial Officer has primary responsibility for our overall cybersecurity risk management program.

The Director of Information Technology is responsible for leading the assessment and management of cybersecurity threats. We have implemented a governance program for our cybersecurity efforts. This includes regularly updating privacy notices, terms of use, and lease documents. The Advisor and its affiliates have developed and implemented policies to identify and mitigate cybersecurity risks and provide training to their employees at onboarding and thereafter as necessary. Such updates are communicated to all their employees, and actionable guidance is provided when new risks arise.

ITEM 2. PROPERTIES:

As of December 31, 2023, we (i) have ownership interests in and consolidate two operating properties (Lower East Side Moxy Hotel and Gantry Park Landing), two development projects (Exterior Street Project and Santa Monica Project) and certain land holdings (St. Augustine Land Holdings) and (ii) have ownership interests through two unconsolidated joint ventures (Columbus Joint Venture and Hotel Joint Venture) in a portfolio of nine multifamily residential properties and a portfolio of five commercial hotel properties.

Consolidated Properties

Lower East Side Moxy Hotel

We wholly own the Lower East Side Moxy Hotel, a 303-room Marriott branded hotel located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022. The following table contains certain information for the Lower East Side Moxy Hotel for the dates indicated.

	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2023	RevPAR for the Year Ended December 31, 2023	ADR for the Year Ended December 31, 2023
Lower East Side Moxy Hotel	Bowery, New York	2022	110,595	79%	$225.16	$285.61

Gantry Park Landing

We have a 59.2% majority ownership interest in the 2nd Street Joint Venture, which developed, constructed and owns Gantry Park Landing, a 199-unit luxury, multifamily residential property, located in the Long Island City neighborhood in the Queens borough of New York City. The 2nd Street Joint Venture is between us and a related party. The following table contains certain information for Gantry Park Landing for the dates indicated.

	Location	Year Built	Leasable Units	Percentage Occupied as of December 31, 2023	Annualized Revenues based on rents at December 31, 2023	Annualized Revenues per unit at December 31, 2023
Gantry Park Landing	Queens, New York	2013	199	98.0%	$10.1 million	$51,955

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2023 annualized.

Development Projects

Exterior Street Project

We wholly own the Exterior Street Project, a proposed mixed-use multifamily residential and commercial retail project. In February 2019, we acquired two adjacent parcels of land located at 355 and 399 Exterior Street, located in the Mott Haven neighborhood in the Bronx borough of New York City, and subsequently acquired an additional adjacent wedge parcel in September 2021. On these three land parcels we plan, subject to certain conditions, to construct the Exterior Street Project. As of December 31, 2023 and 2022, the carrying value of the Exterior Street Project was $95.6 million and $93.6 million, respectively, which is included in development projects on the consolidated balance sheets.

Santa Monica Project

We have a 50% joint venture ownership interest in the Santa Monica Joint Venture, which owns the Santa Monica Project, a proposed multifamily residential project. The Santa Monica Joint Venture owns land parcels located in Santa Monica, California, which were acquired in December 2023 via a deed in lieu of foreclosure transaction. The Santa Monica Joint Venture, which we consolidate, is between us and a related party. As of December 31, 2023, the carrying value of the Santa Monica Project was $36.7 million, which is included in development projects on the consolidated balance sheets.

St. Augustine Land Holdings

We wholly own the St. Augustine Land Holdings, consisting of various adjacent land parcels located in St. Augustine, Florida on which we previously operated the St. Augustine Outlet Center, a commercial retail property, through July 15, 2022. The St. Augustine Outlet Center was substantially demolished during the third quarter of 2022 in order to prepare the site’s various land parcels for potential sale and/or lease. During the first quarter of 2023, we completed the disposition of a parcel of land, which was part of the St. Augustine Land Holdings, to an unrelated third party for a contractual sales price of $1.5 million and recognized a gain on disposition of real estate of $1.1 million during the first quarter of 2023. The aggregate carrying value of the St. Augustine Land Holdings, which is included in land and land improvements on the consolidated balance sheets, was $4.6 million and $4.9 million as of December 31, 2023 and 2022, respectively.

Unconsolidated Properties

Columbus Joint Venture

We hold a 19% joint venture ownership interest in the Columbus Joint Venture, which owns the Columbus Properties, a portfolio of nine multifamily residential properties consisting of 2,564 units located in the Columbus, Ohio metropolitan area. We account for our 19% joint venture ownership interest in the Columbus Joint Venture under the equity method of accounting. The Columbus Joint Venture is between us and related parties. The following table contains certain information for these properties for the dates indicated.

	Location	Year Built	Leasable Units	Percentage Occupied as of December 31, 2023	Annualized Revenues based on rents at December 31, 2023	Annualized Revenue per unit at December 31, 2023
9 multifamily residential properties within the Columbus Joint Venture	Columbus, Ohio	2004	2,564	88.8%	$41.9 million	$18,408

Hotel Joint Venture

We hold a 2.5% joint venture ownership interest in the Hotel Joint Venture, which owns the Hotel JV Properties, a portfolio of five limited service hotels. We account for our 2.5% joint venture ownership interest using a measurement alternative pursuant to which our investment is measured at cost, adjusted for observable price changes and impairments, if any. During July 2023, the Hotel Joint Venture sold two hotel properties reducing the number of its remaining hotel properties to five.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2024, we had 21.5 million of our Common Shares outstanding, held by a total of 5,845 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Market Information

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 22, 2024, our Board of Directors determined and approved our estimated NAV of $303.8 million and resulting estimated NAV per Share of $11.73, after allocations of value to the SLP units in the Operating Partnership, held by Lightstone SLP, LLC, an affiliate of our Advisor, assuming a liquidation event, both as of December 31, 2023. From our inception through the termination of our Offering on October 10, 2008, Lightstone SLP, LLC, an affiliate of our Advisor, contributed cash of $30.0 million in exchange for 300 SLP Units, at a cost of $100,000 per unit. The purchase price of the SLP Units will be repaid only after stockholders receive a stated preferred return and their net investment. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of December 31, 2023 and are effective as of March 22, 2024.

Our estimated NAV and resulting NAV per Share was calculated as of a particular point in time. Accordingly, our estimated NAV and resulting NAV per Share will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

Process and Methodology

Our business is externally managed by the Advisor which provides advisory services to us and we have no employees. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our estimated NAV and resulting NAV per Share, which we currently expect will be done on at least an annual basis unless and until our Common Shares are approved for listing on a national securities exchange. Our board of directors have and will continue to review and approve each estimate of our NAV and resulting NAV per Share.

Our estimated NAV and resulting NAV per Share as of December 31, 2023 were calculated with both the assistance of our Advisor and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities, other noncontrolling interests and allocation of value to the SLP Units. Our Advisor recommended and our Board of Directors established the estimated NAV per Share as of December 31, 2023 based upon the analysis and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities, other noncontrolling interests and any allocation of value to the SLP Units, is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs.” We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our estimated NAV and resulting NAV per Share as of December 31, 2023 was approved by our Board of Directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

Stanger’s opinion was subject to various limitations. In forming its opinion, Stanger relied on certain information provided by our Advisor and third parties without independent verification. Our Advisor also provided Stanger with certain information regarding lease terms and the physical condition and capital expenditure requirements of each of our investment properties. Stanger did not perform engineering or structural studies or environmental studies of any of the properties, nor did they perform an independent appraisal of our other assets and liabilities included in our estimated NAV and resulting NAV per Share.

As of December 31, 2023, we have ownership interests in 14 investment properties, of which five are consolidated and nine are unconsolidated and accounted for under the equity method of accounting. We also have an 2.5% joint venture ownership interest in the Hotel Joint Venture, which owns five hotels, for which we account for our ownership interest at cost, adjusted for observable price changes and impairments, if any.

With respect to our estimated NAV and resulting NAV per Share as of December 31, 2023, Stanger prepared appraisal reports (the “Stanger Appraisal Reports”), summarizing key inputs and assumptions, for our three wholly owned and consolidated properties (the “Stanger Appraised Properties”) consisting of the Lower East Side Moxy Hotel, the Exterior Street Project and the St. Augustine Land Holdings. The 11 other properties consisting of (i) two investment properties held in consolidated joint ventures (Gantry Park Landing - 59.2% ownership interest and the Santa Monica Project - 50% ownership interest) and (ii) nine investment properties held in an unconsolidated joint venture (Columbus Properties – 19% ownership interest), for which we account for our ownership interest under the equity method of accounting, were appraised by other independent third party valuation firms and not by Stanger.

Stanger also prepared a NAV report (the “December 2023 NAV Report”), which summarized the values of our ownership interests in the 14 investment properties, investments in related parties, non-real estate assets, liabilities, other noncontrolling interests and the allocation of value to the SLP Units which was used to calculate our estimated NAV and resulting NAV per Share, all as of December 31, 2023. The values of our ownership interests in real estate properties were based upon the Stanger Appraisal Reports for the Stanger Appraised Properties and the appraisal reports prepared by other independent third-party valuation firms for the properties not appraised by Stanger. The values of our non-real estate assets, liabilities, other noncontrolling interests and allocation of value to the SLP Units were based upon (i) Stanger’s estimated values for our mortgage notes payable as well as their estimate of the allocation of value to the SLP Units and (ii) our Advisor’s estimated opinion of value for our cash and cash equivalents, investments in related parties, marketable securities, prepaid expenses, restricted cash and other assets, other liabilities and other noncontrolling interests.

The table below sets forth the calculation of our estimated NAV and resulting NAV per Share as of December 31, 2023, as well as the comparable calculation as of September 30, 2022. Certain amounts are reflected net of noncontrolling interests, as applicable.

	As of December 31, 2023		As of September 30, 2022
	Value	Per Share	Value	Per Share
Net Assets:
Investment properties	$468,343	$21.21	$439,366	$19.64
Non-Real Estate Assets:
Cash and cash equivalents	9,495		36,901
Investment in unconsolidated affiliated entities	21,147		-
Investments in related parties	701		7,009
Marketable securities	34,315		40,592
Notes receivable	-		23,630
Other assets	11,900		6,419
Total non-real estate assets	77,558	3.51	114,551	5.12
Total Assets	545,901	24.72	553,917	24.76
Liabilities:
Mortgage notes payable	(227,556)		(211,268)
Other liabilities	(14,513)		(18,309)
Total liabilities	(242,069)	(10.96)	(229,577)	(10.26)
Other noncontrolling interests	-	-	(621)	(0.03)
Net Asset Value before Allocations to SLP Units	303,832	13.76	323,719	14.47
Allocations to SLP Units	(44,911)	(2.03)	(51,008)	(2.28)
Net Asset Value	$258,921	$11.73	$272,711	$12.19

Common Shares Outstanding(1)	22,078		22,369

Note:

(1)	Includes 0.5 million Common Shares assuming the conversion of an equal number of Common Units.

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our board of directors to assist our Advisor in the calculation of our estimated NAV and resulting NAV per Share as of December 31, 2023. Stanger’s service included appraising the Stanger Appraised Properties and preparing the December 2023 NAV Report. Stanger relied on the appraisals prepared by other independent third party valuation firms for the 11 investment properties which were not appraised by Stanger. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our investment properties. Stanger’s appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each investment property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

Stanger collected reasonably available material information that it deemed relevant in appraising our investment properties. Stanger relied in part on property-level information provided by our Advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements and/or lease abstracts; and (iii) information regarding recent or planned capital expenditures.

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

In performing its analyses, Stanger made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond their control and our control. Stanger also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, Stanger assumed that we have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density, or shape are pending or being considered. Furthermore, Stanger’s analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to the date of the Stanger Appraisal Reports, and any material change in such circumstances and conditions may affect Stanger’s analyses and conclusions. The Stanger Appraisal Reports contain other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein. Furthermore, the prices at which our ownership interests in our investment properties may actually be sold could differ from Stanger’s analyses.

Stanger is actively engaged in the business of appraising commercial real estate properties, similar to those investment properties wholly and partially owned by us, in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our board of directors to deliver their reports to assist in the NAV calculation as of December 31, 2023 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Stanger was previously engaged by us for appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us, our Sponsor and/or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Stanger Appraisal Reports.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. Stanger’s reports are addressed to our board of directors to assist them in their determination of our estimated NAV per Share as of December 31, 2023. Stanger’s reports are not addressed to the public, may not be relied upon by any other person to establish our estimated NAV per Share, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

Our goal in calculating our estimated NAV is to arrive at values that are reasonable and supportable using what we deem to be appropriate valuation methodologies and assumptions. Stanger’s reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports. The following is a summary of our valuation methodologies used to value our assets and liabilities by key component:

Investment Properties:

As of December 31, 2023, we have ownership interests in (i) five consolidated properties (the “Consolidated Properties”) and (ii) nine equity method unconsolidated properties held in a joint venture (the “Unconsolidated Equity Method Properties” and collectively, the ‘‘Investment Properties”). We also have an 2.5% joint venture ownership interest in the Hotel Joint Venture which owns the Hotel JV Properties, a portfolio of five limited service hotels, and for which we account for our 2.5% joint venture ownership interest using a measurement alternative pursuant to which our investment is measured at cost, adjusted for observable price changes and impairments, if any. See “Investment in Related Party” below for additional information.

With respect to the Consolidated Properties as of December 31, 2023, we majority own and consolidate the operating results and financial condition of the Lower East Side Moxy Hotel, Gantry Park Landing, the Exterior Street Project, the Santa Monica Project and the St. Augustine Land Holdings. We wholly own the Lower East Side Moxy Hotel, a 303-room Marriott branded hotel located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022. We have a 59.2% joint venture ownership interest in Gantry Park Landing, a 199-unit luxury, multifamily residential property located in the Long Island City neighborhood in the Queens borough of New York City. We wholly own the Exterior Street Project, which consists of three land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, on which we expect, subject to certain conditions, to construct a proposed mixed-use multifamily residential and commercial retail project. We have a 50% joint venture ownership interest in the Santa Monica Project, which consists of a proposed multifamily residential project on land parcels located in Santa Monica, California, which were acquired in December 2023 via a deed in lieu of foreclosure transaction. The St. Augustine Land Holdings consists of our wholly owned adjacent land parcels located in St. Augustine, Florida.

With respect to the Equity Method Properties as of December 31, 2023, we have a 19% ownership interest in the Columbus Joint Venture which owns the Columbus Properties, a portfolio of nine multifamily residential properties, with an aggregate of 2,564 units, located in the Columbus, Ohio metropolitan area. We do not consolidate our ownership interest in the Columbus Joint Venture, but rather account for it under the equity method of accounting.

As described above, we engaged Stanger to provide an appraisal for each of the Stanger Appraised Properties as of December 31, 2023. We also engaged other independent third party valuation firms to provide an appraisal report for each of the 11 investment properties held in joint ventures, which were not appraised by Stanger. In preparing their appraisal reports, the scope of the work performed by Stanger and the other independent third party valuation firms included the following procedures, as well other factors:

●	A review of all property level information provided by our Advisor;

●	A review of the historical performance of our investment properties and business plans related to their operation;

●	A review of the data models prepared by the Advisor supporting the valuation for each investment property; and

●	A review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.

Stanger and the other independent third party valuation firms employed the income approach and/or the sales comparison approach to estimate the value of their respective appraised properties. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (“DCF Analysis”) and/or direct capitalization analysis (“DC Analysis”) was used in the income approach to determine the value of our ownership interest in the property. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

The DC Analysis is based upon the net operating income (“NOI”) of the property capitalized at an appropriate capitalization rate for the property based upon property characteristics and competitive position and market conditions at the date of the appraisal. NOI is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

In applying the DCF Analysis, pro forma statements of operations for the property including revenues and expenses are analyzed and projected over a multi-year period. The property is assumed to be sold at the end of the multi-year holding period. The reversion value of the property, which can be realized upon sale at the end of the holding period, is calculated based on the capitalization of the estimated NOI of the property in the year of sale utilizing a capitalization rate deemed appropriate in light of the age, anticipated functional and economic obsolescence and competitive position of the property at the time of sale. Net proceeds to owners are determined by deducting appropriate costs of sale. The discount rate selected for the DCF Analysis is based upon estimated target rates of return for buyers of similar properties.

The sales comparison approach utilizes indices of value derived from actual or proposed sales of comparable properties to estimate the value of the subject property. The appraiser analyzed such comparable sale data as was available to develop a market value conclusion for the subject property.

Stanger and the other independent third party valuation firms prepared appraisal reports summarizing key inputs and assumptions for each of their respective appraised properties using financial information provided by us and our Advisor. From such review, Stanger and the other independent third party valuation firms selected (i) the appropriate cash flow discount rate, residual discount rate, and terminal capitalization rate in the DCF Analysis, (ii) the appropriate capitalization rate in the DC Analysis and/or (iii) the appropriate price per applicable unit in the sales comparison analysis. For those investment properties which we do not have a 100% ownership interest, the property’s value was adjusted to reflect our ownership interest in such property after consideration of any distribution priorities associated with such property.

The estimated values for our investment properties may or may not represent current market values or fair values determined in accordance with GAAP. Our consolidated investment properties are carried at their amortized cost, subject to any adjustments applicable under GAAP.

The following summarizes the key assumptions that were used in each DCF Analysis to estimate the values of the indicated Consolidated Properties as of December 31, 2023:

	Consolidated Properties
	Lower East Side Moxy Hotel	Gantry Park Landing
Exit capitalization rate	7.25%	5.25%
Discount rate	8.75%	7.25%
Annual market rent growth rate	3.56%	2.85%
Annual NOI growth rate	3.35%	0.76%
Holding period (in years)	10	10

While we believe that the assumptions utilized are reasonable, a change in these assumptions would affect the calculation of the value of these investment properties. The table below presents the estimated increase or decrease to our NAV per Share resulting from a 25-basis point increase and decrease in the discount rates and capitalization rates. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points
Capitalization rate	$(0.28)	$0.30
Discount rate	$(0.26)	$0.26

The following investment properties were appraised based on a sales comparison approach as of December 31, 2023:

Exterior Street Project

As of December 31, 2023, Stanger deemed it appropriate to determine the Exterior Street Project’s fair value of $107.8 million as of that date based on the aggregate estimated fair value of the underlying land parcels of $72.2 million (using a sales comparison approach) plus our other development costs incurred of $35.6 million.

Santa Monica Project

As of December 31, 2023, the fair value of our 50% joint venture ownership interest in the Santa Monica Project approximates its carrying value of $36.7 million, which equates to $18.4 million. Our Advisor deemed it appropriate to determine the value of the Santa Monica Project as of that date based on a sales comparison approach taken from a recent appraisal prepared by an independent third party valuation firm.

St. Augustine Land Holdings

As of December 31, 2023, Stanger deemed it appropriate to determine the St. Augustine Land Holdings’ fair value of $21.4 million as of that date based on a sales comparison approach.

As of December 31, 2023, the aggregate estimated fair value of our ownership interests in the Consolidated Real Estate Properties was $468.3 million and the aggregate carrying value of our Consolidated Real Estate Properties was $397.0 million, which equates to an overall increase in value of 18.0%.

As of December 31, 2023, the estimated fair value of our 19% joint venture ownership interest in the Columbus Joint Venture of $21.2 million was calculated based on our pro rata share of the gross appraised value of the Columbus Properties of $477.1 million less the fair value of the outstanding indebtedness of $397.5 million plus all other non-real estate assets and liabilities, net of $31.8 million. The estimated fair value of our 19% joint venture ownership interest in the Columbus Joint Venture of $21.2 million compared to our carrying value of $16.9 million, both as of December 31, 2023, equates to an increase in value of 25.0%.

The estimated gross fair value of the Columbus Properties was determined by the other independent valuation firm using a DC analysis for each of the nine multifamily residential properties. Capitalization rates ranged from 5.25% to 6.25%. While we believe that the assumptions utilized are reasonable, a change in these assumptions would affect the calculation of the value of these investment properties. A 25-basis point increase and decrease in the capitalization rates would change our NAV per Share by an estimated $(0.17) and $0.18, respectively. This estimate is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, this assumption could change by more or less than 25 basis points or not at all.

Cash and cash equivalents: The estimated value of our cash and cash equivalents approximate their carrying value due to their short maturities.

Investment in related party: As of December 31, 2023, we have a 2.5% non-managing ownership interest in the Hotel Joint Venture, which owns the Hotel JV Properties, consisting of five limited service hotels. The Joint Venture is between us and the operating partnership of Lightstone Value Plus REIT II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor, which has a 97.5% managing ownership interest in the Hotel Joint Venture. We do not consolidate our ownership interest in the Hotel Joint Venture but rather account for it using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. As of December 31, 2023, our Advisor estimated the value of our ownership interest in the Hotel Joint Venture was $0.7 million based on a hypothetical liquidation of the estimated value of the Hotel Joint Venture’s net assets, which approximated our carrying value.

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

Mortgage notes payable: The estimated values for our mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rates for our mortgage loans were generally determined based on market rates for available comparable debt. The estimated current market interest rates for our mortgage loans ranged from 4.55% to 14.34% as of December 31, 2023.

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

Other noncontrolling interests: Our other noncontrolling interests consist of accrued distributions on Common Units and SLP Units, if any.

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

Our operating agreement provides for distributions to be made during our liquidating stage to our stockholders and the holder of the SLP Units at certain prescribed thresholds. In connection with our initial public offering of common stock, Lightstone SLP, LLC purchased an aggregate of $30.0 million of SLP Units. In the calculation of our estimated NAV, a $44.9 million allocation of value was made to the SLP Units representing the amount of estimated distributions which would have been payable to the holder of the SLP Units, assuming a liquidation event as of December 31, 2023.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share for the preceding year may be found in the following referenced filing:

As of September 30, 2022 – Current Report on Form 8-K filed on December 12, 2022.

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

The IRS and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its estimated NAV per share. FINRA guidance provides that NAV valuations be derived from a methodology that conforms to standard industry practice.

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

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

●	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;

●	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation;

●	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV;

●	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;

●	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;

●	If the liquidation occurs through a listing of our Common Shares on a national securities exchange, the capital markets may value our net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (‘‘FFO’’) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of our anticipated dividend; and

●	If the liquidation occurs through a merger of us with another REIT, the amount realized for the Common Shares may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

SRP

Our share repurchase program (the “SRP”) may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions.

On March 25, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

Effective March 18, 2021 and May 14, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to our current estimated NAV per Share, as determined by the Board of Directors and reported by us from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration. On March 18, 2022, the Board of Directors approved an increase to the annual threshold for death redemptions from up to 0.5% to 1.0%.

At the above noted dates, the Board of Directors established that on an annual basis, we would not redeem in excess of 1.0% and 0.5% of the number of Common Shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests are generally expected to be processed on a quarterly basis and would be subject to proration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2023, we repurchased 283,091 Common Shares at a weighted average price per share of $12.19. For the year ended December 31, 2022, we repurchased 371,318 Common Shares at a weighted average price per share of $11.75

DRIP

Our distribution reinvestment program (“DRIP”) provides our shareholders with an opportunity to purchase additional Common Shares at a discount by reinvesting distributions. Under our DRIP, a shareholder may acquire, from time to time, additional Common Shares by reinvesting cash distributions payable by us to such shareholder, without incurring any brokerage commission, fees or service charges.

Our current DRIP Registration Statement on Form S-3D was filed and became effective as amended and restated, under the Securities Act on October 25, 2018.

Pursuant to the terms of our DRIP, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on Common Shares in additional Common Shares at a purchase price equal to 95% of our estimated NAV per Share in effect as of the record date of such distribution. Effective on March 22, 2024, the Board of Directors determined and approved our NAV per Share of $11.73 as of December 31, 2023. As a result, effective on that date, the purchase price for Common Shares under the DRIP became $11.14 per share. As of December 31, 2023, 9.9 million Common Shares were available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of the termination to all participants.

Distributions

Common Shares

During each of the four calendar quarters during 2022 and during each of the first two calendar quarters of 2023, quarterly distributions on our Common Shares were declared at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. During the third calendar quarter of 2023, a quarterly distribution on our Common Shares was declared at the pro rata equivalent of an annual distribution of $0.35 per share, or an annualized rate of 3.5% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end and stockholder had the option to elect the receipt of Common Shares under our DRIP in lieu of payment of cash for the distributions from us.

On November 10, 2023, the Board of Directors determined to suspend regular quarterly distributions.

During the year ended December 31, 2023, total distributions declared and paid on our Common Shares were $9.5 million and $13.3 million, respectively. During the year ended December 31, 2022, total distributions declared and paid on our Common shares were $15.4 million and $15.1 million, respectively.

SLP Units

During each of the four calendar quarters during 2022 and during each of the first two calendar quarters of 2023, quarterly distributions declared and paid on the SLP Units were at a 7% annualized rate of return. Because the quarterly distribution declared by the Board of Directors on Common Shares for the quarterly period ending September 30, 2023 did not equate to at least an annualized rate of 7%, assuming a purchase price of $10.00 per share, no distributions were declared on the SLP Units for the quarterly period ending September 30, 2023. Until distributions on Common Shares are brought current to at least an annualized rate of 7% assuming a purchase price of $10.00 per share, no distributions will be declared on the SLP Units. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

During the year ended December 31, 2023, total distributions declared and paid on the SLP Units were $1.0 million and $1.6 million, respectively, and are part of noncontrolling interests. During the year ended December 31, 2022, total distributions declared and paid on the SLP Units were both $2.1 million, and are part of noncontrolling interests.

Recent Sales of Unregistered Securities

During the period covered by this Annual Report, we did not sell any equity securities that were not registered under the Securities Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” before Item 1 of this Annual Report for a description of these risks and uncertainties. Dollar amounts are presented in thousands, except per share/unit data and where indicated in millions.

Overview

Lightstone REIT I together with the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT I, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through our Operating Partnership, we own, operate and develop commercial and multifamily residential properties and make other real estate-related investments, principally in the U.S. Our real estate investments are held by us alone or jointly with other parties. We may also originate or acquire mortgage loans secured by real estate. Although most of our investments are of these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests. Since our inception, we have owned and managed various commercial and multifamily residential properties located throughout the U.S. We evaluate all of our real estate investments as one operating segment. We currently intend to hold our real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of December 31, 2023, we (i) have ownership interests in and consolidate two operating properties, two development projects and certain land holdings and (ii) have ownership interests through two unconsolidated joint ventures in the Columbus Properties, a portfolio of nine multifamily residential properties and the Hotel JV Properties, a portfolio of five limited service hotel properties.

With respect to our consolidated operating properties, we wholly own the Lower East Side Moxy Hotel, a 303-room Marriott branded hotel, located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022 and have a 59.2% majority ownership interest in the 2nd Street Joint Venture, a joint venture between us and a related party, which developed, constructed and owns Gantry Park Landing, a 199-room luxury multifamily residential property, located in the Long Island City neighborhood in the Queens borough of New York City.

With respect to our consolidated development project, we wholly own three land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, on which we expect, subject to certain conditions, to construct the Exterior Street Project and we have a 50% joint venture ownership interest in the Santa Monica Joint Venture, a joint venture between us and a related party, which owns certain land parcels located in Santa Monica, California on which the Santa Monica Project, a multifamily residential project is proposed.

We also wholly own and consolidate the St. Augustine Land Holdings, which consist of certain adjacent land parcels located in St. Augustine, Florida.

With respect to our unconsolidated properties, we hold a 19% joint venture ownership interest in the Columbus Joint Venture, which owns the Columbus Portfolio, a portfolio of nine multifamily residential properties located in the Columbus Ohio metropolitan area, and we hold a 2.5% joint venture ownership interest in the Hotel Joint Venture, which owns the Hotel JV Properties, a portfolio of five limited service hotels. We account for our 19% joint venture ownership interest in the Columbus Joint Venture under the equity method of accounting and we account of our 2.5% joint venture ownership interest in the Hotel Joint Venture using a measurement alternative pursuant to which our investment is measured at cost, adjusted for observable price changes and impairments, if any. Both the Columbus Joint Venture and the Hotel Joint Venture are between us and related parties.

On July 6, 2004, the Advisor contributed $2 to the Operating Partnership in exchange for 200 Common Units. Our Advisor also owns 20,000 Common Shares which were issued on July 6, 2004 for $200, or $10.00 per share. Our Advisor, pursuant to the terms of an advisory agreement, together with our Board of Directors, is primarily responsible for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of the Sponsor, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of SLP Units in the Operating Partnership which were purchased, at a cost of $100,000 per unit, in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT I or the Operating Partnership.

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for preforming a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal information technology and investor relations. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

Our Sponsor, Advisor and their affiliates, including Lightstone SLP, LLC, are related parties of ours as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

Acquisition and Investment Strategy and Policies

We have and expect to continue to invest in commercial and multifamily residential properties, such as office, industrial, retail, hospitality and multifamily apartments, and make other real estate-related investments such as through preferred investments or the origination of mortgage and mezzanine loans. Our investments may be made through the acquisition of or the development and construction of properties.

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

Not more than 10% of our total assets may be invested in unimproved real property. For purposes of this paragraph, “unimproved real properties” does not include properties acquired for the purpose of producing rental or other operating income, properties currently under construction and properties for which development or construction is planned within one year. Additionally, we do not invest in contracts for the sale of real estate unless in recordable form and appropriately recorded.

Although we are not limited as to the geographic area where we may conduct our operations, we have invested and may continue to invest in properties located near the existing operations of our Sponsor, in order to achieve economies of scale where possible.

Concentration of Credit Risk

As of December 31, 2023 and 2022, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions may adversely affect our results of operations and financial performance.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Annual Report. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

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

We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, which is primarily at the individual property level. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

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

Accounting for Development Projects

We incur a variety of costs in the development of a property. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and other costs incurred during the period of development. We cease capitalization when the development project is substantially complete and placed in service, which may occur in phases. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. We expense the costs associated with pre-opening activities associated with our development and construction projects as incurred. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Once a development project is placed in service, which may occur in phases or for an entire building or project, the costs capitalized to that development project are transferred to land and improvements, buildings and improvements, and furniture and fixtures on our consolidated balance sheets at the historical cost of the property.

Investments in Unconsolidated Entities

We evaluate all investments in other entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a variable interest entity, or VIE, exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported in the statements of operations as earnings from investments in unconsolidated entities.

We review investments in unconsolidated entities for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. An investment in unconsolidated entities is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we record an impairment charge.

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

Management of our operations is outsourced to our Advisor and certain affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Such fees include acquisition fees associated with the purchase of interests in real estate entities; asset management fees paid to our Advisor and property management fees paid to affiliates of our Sponsor, which manages certain of our properties, or to other unaffiliated third-party property managers, principally for the management of our hospitality property. These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

Our Advisor and certain affiliates of our Sponsor also perform fee-based construction management services for both our development and redevelopment activities and tenant construction projects. These fees are considered incremental to the construction effort and are capitalized to the associated real estate project as incurred. Costs incurred for tenant construction are depreciated over the shorter of their useful life or the term of the related lease. Costs related to development and redevelopment activities are depreciated over the estimated useful life of the associated project.

Leasing activity at certain of our properties is outsourced to certain affiliates of our Sponsor. Any corresponding leasing fees we pay are capitalized and amortized over the life of the related lease.

Expense reimbursements made to both our Advisor and certain affiliates of our Sponsor are expensed or capitalized to the basis of acquired assets, as appropriate.

In connection with our Offering, Lightstone SLP, LLC, an affiliate of the Advisor, purchased an aggregate of $30.0 million of the SLP Units at a cost of $100,000 per unit through March 31, 2009, and none thereafter. These SLP units are included in noncontrolling interests on the consolidated balance sheets.

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2005. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a TRS, including when we acquire or develop and construct a hotel we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2023 and 2022, we had no material uncertain income tax positions.

Significant Transactions and Events during 2023 and 2022

Columbus Joint Venture - Acquisition of Columbus Properties

On November 29, 2022, we along with CRE Columbus Member (“Converge”), a majority owned subsidiary of Converge Holdings LLC, a reinsurance business owned by the Sponsor, and LEL Columbus Member LLC (the “BVI Member”), a wholly owned subsidiary of Lightstone Enterprises Limited (“BVI”), a real estate investment company owned by the Sponsor, entered into a joint venture agreement to form the Columbus Joint Venture for the purpose of acquiring the Columbus Properties, a portfolio of nine multifamily residential properties located in the metropolitan area of Columbus, Ohio for a contractual purchase price of $465.0 million. We have 19% joint venture ownership interest in the Columbus Joint Venture. Converge and the BVI Member, which are both related parties, have joint venture ownership interests of 19% and 62%, respectively. Additionally, the Manager of the Columbus Joint Venture is LEL Bronx Manager LLC, an entity wholly owned by BVI.

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing, financing and other transaction costs and pro-rations, was $92.3 million and we paid $17.5 million representing our 19% pro rata share. In connection with the acquisition, we also paid the Advisor a separate acquisition fee of $2.4 million, equal to 2.75% of our pro-rata share of the contractual purchase price which is reflected in the carrying value of our investment in unconsolidated affiliated entity on the consolidated balance sheets. We account for our ownership interest in the Columbus Joint Venture in accordance with the equity method of accounting.

Opening of Lower East Side Moxy Hotel

On October 27, 2022, we substantially completed the development of our wholly owned Lower East Side Moxy Hotel, a 303-room Marriott branded hotel located in the Lower East Side neighborhood in the Manhattan borough of New York City, and it opened for business. Additionally, all four of the food and beverage venues within the Lower East Side Moxy Hotel opened during the fourth quarter of 2022.

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

Because of the aforementioned lease terminations and scheduled expirations, substantially all of the tenants vacated the property during the first quarter of 2022 and on June 29, 2022, we entered into a lease termination agreement with the property’s final tenant providing for them to receive an aggregate of $0.8 million provided they vacated the property no later than July 15, 2022. The final tenant vacated the property in July 2022 and we ceased operations of the St. Augustine Outlet Center effective July 15, 2022 and shortly thereafter, commenced demolition of the property’s building and improvements in order to prepare the various land parcels for potential sale and/or lease. The demolition of the property’s buildings and improvements was substantially completed during the third quarter of 2022 and therefore, we recognized a loss on demolition of $16.6 million consisting of the write-off of the carrying value of the property’s building and improvements plus related costs.

In connection with the terms of certain of the lease termination agreements, we agreed to make various payments to certain tenants provided they closed their store and vacated the property. We expense lease termination fees in the period the lease termination agreement is executed and such expenses are included in property operating expenses on the consolidated statements of operations. During the year ended December 31, 2022, we recognized lease termination fees of $0.8 million.

Results of Operations

For the Year Ended December 31, 2023 vs. December 31, 2022

Consolidated

Rental revenues

Our rental revenues are comprised of rental income and tenant recovery income. Total rental revenues increased by $0.6 million to $10.2 million for the year ended December 31, 2023 compared to $9.6 million for the same period in 2022. This increase reflects higher rental revenues of $0.8 million for Gantry Park Landing primarily resulting from higher average monthly rent per unit partially offset by lower rental revenues of $0.2 million for the St. Augustine Outlet Center resulting from substantially all of its tenants vacating during the first quarter of 2022 and us subsequently ceasing operations of the property effective July 15, 2022.

Hotel revenues

Our hotel revenues are comprised of room revenue and food, beverage and other revenue. On October 27, 2022, we substantially completed the development and construction of our wholly owned Lower East Side Moxy Hotel and it opened for business. Additionally, all four of the food and beverage venues within the Lower East Side Moxy Hotel opened during the fourth quarter of 2022.

Total hotel revenues were $50.3 million and $5.4 million for the years ended December 31, 2023 and 2022, respectively. Room revenues were $24.9 million and $3.1 million and food, beverage and other revenues were $25.4 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively.

Property operating expenses

Property operating expenses decreased by $0.8 million to $3.2 million for the year ended December 31, 2023 compared to $4.0 million for the same period in 2022. The decrease reflects lower property operating costs of $1.1 million resulting from the closure of the St. Augustine Outlet Center, which ceased operations effective July 15, 2022, partially offset by higher property operating expenses of $0.3 million for Gantry Park Landing resulting from higher utility expenses.

Hotel operating expenses

Total hotel operating expenses were $35.7 million and $4.7 million for the years ended December 31, 2023 and 2022, respectively. Room expenses were $14.9 million and $2.2 million and food and beverage costs were $20.8 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively. These increases are attributable to a full year of operations for the Lower East Side Moxy, which opened on October 27, 2022.

Real estate taxes

Real estate taxes increased by $1.2 million to $1.5 million for the year ended December 31, 2023 compared to $0.3 million for the same period in 2022. The increase is primarily attributable to real estate taxes for the Lower East Side Moxy Hotel, which opened on October 27, 2022.

General and administrative costs

General and administrative costs increased by $1.4 million to $4.0 million for the year ended December 31, 2023 compared to $2.6 million for the same period in 2022. The increase is primarily due to asset management fees related to the Moxy Lower East Side Hotel, commencing upon its opening.

Pre-opening costs

We incurred pre-opening costs of $0.1 million and $4.5 million related to the Lower East Side Moxy Hotel, including its food and beverage venues, during the years ended December 31, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Depreciation and amortization

Depreciation and amortization increased by $3.7 million to $6.9 million for the year ended December 31, 2023 compared to $3.2 million for the same period in 2022. The increase is attributable to higher depreciation of $4.5 million for the Lower East Side Moxy Hotel, which opened on October 27, 2022, partially offset by lower depreciation and amortization of $0.8 million for the St. Augustine Outlet Center, which ceased operations effective July 15, 2022, and was substantially demolished during the third quarter of 2022.

Interest and dividend income

Interest and dividend income decreased by $2.6 million to $6.5 million for the year ended December 31, 2023 compared to $9.1 million for the same period in 2022. The decrease primarily reflects lower interest income earned on our preferred investments and our notes receivable.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by $20.7 million to $26.0 million for the year ended December 31, 2023 compared to $5.3 million for the same period in 2022. Interest expense is primarily attributable to financings associated with our investments and reflects both higher market interest rates on our variable rate indebtedness during the 2023 period and changes in the weighted average principal outstanding during the periods.

The significant increase in interest expense is also attributable to the cessation of the capitalization of all interest expense associated with the development of the Lower East Side Moxy Hotel on October 27, 2022 effective when its construction was substantially completed and it opened and the cessation of the capitalization of interest on the Exterior Street Project during the second quarter of 2023 in connection with our decision to temporarily pause active development activities. During the years ended December 31, 2023 and 2022, we capitalized an aggregate of $1.5 million and $14.5 million, respectively, of interest to our development projects.

Unrealized gain/loss on marketable equity securities

During the year ended December 31, 2023, we recorded unrealized gains on marketable equity securities of $7.1 million and during the year ended December 31, 2022, we recorded unrealized losses on marketable equity securities of $13.4 million. These unrealized gains and losses represented the change in the fair value of our marketable equity securities during those periods.

Mark to market adjustments on derivative financial instruments

During the years ended December 31, 2023 and 2022, we recorded a negative mark to market adjustment of $1.8 million and a positive mark to market adjustment of $3.0 million, respectively.

Gain on disposition of real estate

During the first quarter of 2023, we recognized a gain on the disposition of real estate of $1.1 million related to the sale of a parcel of land which was part of the St. Augustine Land Holdings.

During the third quarter of 2022, we recognized a gain on disposition of real estate of $1.1 million related to a property which we previously disposed of in September 2017.

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

(Loss)/gain on sale of marketable securities

During the year ended December 31, 2023, we recorded a loss on the sale of marketable securities of $1.0 million and during the year ended December 31, 2022, we recorded a gain on the sale of marketable securities of $0.6 million.

Loss on debt extinguishment

During the fourth quarter of 2023, we recorded a loss on debt extinguishment of $1.2 million principally consisting of the write-off of the remaining unamortized deferred financing associated with the constructing mortgage indebtedness collateralized by the Lower East Side Moxy Hotel, which was repaid in full.

Loss from investment in unconsolidated affiliated entity

Our loss from investment in unconsolidated affiliated entity was $4.8 million and $0.4 million during the years ended December 31, 2023 and 2022, respectively. Our loss from investment in unconsolidated affiliated entity is attributable to our unconsolidated 19% joint venture ownership interest in the Columbus Joint Venture. We commenced recording our allocated portion earnings from the Columbus Joint Venture beginning as of November 29, 2022.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) certain parties that hold Common Units in the Operating Partnership, (ii) the interest in PRO held by our Sponsor, (iii) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other affiliates and (iv) the ownership interest in the Santa Monica Joint Venture held by an affiliate of our Sponsor.

Financial Condition, Liquidity and Capital Resources

Overview:

As of December 31, 2023, we had $10.5 million of cash on hand, $7.8 million of restricted cash and $35.2 million of marketable securities. We also have the ability to make draws from a non-revolving line of credit (the “Line of Credit”) up to $20.0 million, subject to certain conditions and a margin loan (the “Margin Loan”). See “Notes Payable – Line of Credit” and “Notes Payable” – Margin Loan” for additional information. We currently believe that these items along with revenues from our operating properties; and interest and dividend income earned on our cash and marketable securities; as well as proceeds received from the potential sales of our marketable securities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (including certain of our development activities), contributions to our unconsolidated affiliated entity (Columbus Joint Venture), redemptions and cancellations of Common Shares, and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and/or refinancing of existing debt.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for so-called “balloon” payments.

Additionally, in order to leverage our investments in marketable securities and seek a higher rate of return, we have access to borrowings under the Margin Loan, which is collateralized by the securities held with the financial institution that provided the Margin loan, and the Line of Credit, which is collateralized by a portion of our Marco OP Units. The Margin Loan is due on demand and any outstanding balance must be paid upon the liquidation of our securities.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2023, our total borrowings of $264.5 million represented 120% of net assets.

Any future properties that we may acquire or investments we may make may be funded through a combination of borrowings, proceeds generated from the sale and redemption of our marketable securities, available for sale, and proceeds received from the selective disposition of our properties. These borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

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

In addition to meeting working capital needs and making distributions to our stockholders, if any, required to maintain our status as a REIT, our capital resources are used to make certain payments to our Advisor and its affiliates, including payments for asset acquisition fees and the reimbursement of acquisition related expense, development fees, construction management fees, leasing commissions, asset management fees, and property management fees (except for our hotel, which is managed by unrelated third party property managers). We also reimburse our Advisor and its affiliates for actual expenses it incurs for certain administrative and other services provided to us. During the first quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management fees.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred and reimbursement associated with the payments to our Advisor and their affiliates:

	For the Year Ended
	December 31, 2023	December 31, 2022
Asset management fees (general and administrative costs)	$2,013	$825
Property management fees (property operating expenses)	301	295
Acquisition fees(1)	-	2,430
Development fees and cost reimbursement(2)	832	2,681
Total	$3,310	$6,231

(1)	Acquisition fees of $2.4 million were capitalized and are reflected in the carrying value of our investment in the Columbus Joint Venture which is included in investments in unconsolidated affiliated entity on the consolidated balance sheets.
(2)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets. As of December 31, 2022, we owed the Advisor and its affiliated entities $0.7 million for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Additionally, we may be required to make distributions on the SLP Units in the Operating Partnership held by Lightstone SLP, LLC, an affiliate of the Advisor, provided our stockholders have received a stated preferred return. In connection with our Offering, which terminated on October 10, 2008, Lightstone SLP, LLC purchased an aggregate of $30.0 million of SLP Units, at a cost of $100,000 per unit. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, may entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. However, any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

During the year ended December 31, 2023, distributions of $1.0 million were declared and distributions of $1.6 million were paid related to the SLP Units and are part of noncontrolling interests. During the year ended December 31, 2022, distributions of $2.1 million were declared and paid related to the SLP Units and are part of noncontrolling interests.

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non-cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2023, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

In addition, our charter states that our acquisition fees and expenses shall not exceed 6% of the contractual purchase price or in the case of a mortgage, 6% of funds advanced unless approved by a majority of the independent directors. There were no acquisition fees or acquisition expenses during the year ended the year ended December 31, 2023.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows (used in)/provided by operating activities	$(7,610)	$8,048
Cash flows provided by/(used in) investing activities	27,924	(88,497)
Cash flows (used in)/provided by financing activities	(24,537)	60,440
Change in cash, cash equivalents and restricted cash	(4,223)	(20,009)
Cash, cash equivalents and restricted cash, beginning of year	22,583	42,592
Cash, cash equivalents and restricted cash, end of year	$18,360	$22,583

Operating activities

The cash used in operating activities of $7.6 million for the year ended December 31, 2023 consists of the following:

●	cash outflows of $3.4 million from our net loss after adjustment for non-cash items; and

●	cash outflows of $4.2 million associated with the net changes in operating assets and liabilities.

Investing activities

The cash provided by investing activities of $27.9 million for the year ended December 31, 2023 consists primarily of the following:

●	purchases of $8.9 million for development and investment property;

●	aggregate proceeds received of $6.0 million from the full redemption of our preferred investment in related parties;

●	net proceeds of $1.4 million from the sale of a parcel of land that was part of the St. Augustine Land Holdings;

●	distributions of $0.5 million received from the Hotel Joint Venture;

●	aggregate capital contributions of $2.0 million made to the Columbus Joint Venture;

●	net proceeds of $17.0 million from the sales of marketable securities; and

●	proceeds of $14.0 million received from the repayment of notes receivable.

Financing activities

The cash used in financing activities of $24.5 million for the year ended December 31, 2023 is primarily related to the following:

●	debt principal payments of $144.2 million;

●	net proceeds from mortgage financing of $144.8 million;

●	payment of loan fees and expenses of $4.8 million;

●	contributions received from noncontrolling interests of $1.9 million;

●	redemptions and cancellation of common shares of $3.5 million;

●	distributions paid to our noncontrolling interests of $4.5 million; and

●	distributions paid to our common shareholders of $13.1 million.

Lower East Side Moxy Hotel

In December 2018, we, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery, in the Lower East Side neighborhood of the borough of Manhattan in New York City, from unaffiliated third parties for aggregate consideration of $56.5 million, excluding closing and other acquisition related costs. Additionally, in December 2018, we, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street, also in the Lower East Side neighborhood, from an unaffiliated third party for $2.4 million, excluding closing and other acquisition related costs. The land and air rights were acquired for the development and construction of the Lower East Side Moxy Hotel. On June 3, 2021,we entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Moxy Lower East Side Developer”) pursuant to which the Lower East Side Moxy Developer was paid a development fee equal to 3% of hard and soft costs incurred in connection with the development and construction of the Lower East Side Moxy Hotel. The Advisor and its affiliates were also reimbursed for certain development-related costs attributable to the Lower East Side Moxy Hotel. Additionally on June 3, 2021, we obtained construction financing for the Lower East Side Moxy Hotel. The development and construction of the Lower East Side Moxy Hotel was substantially completed and it opened for business on October 27, 2022 and all four of its food and beverage venues opened during the fourth quarter of 2022.

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

In preparation for the opening of the Lower East Side Moxy Hotel, we incurred pre-opening costs of $0.1 million and $4.5 million during the years ended December 31, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Moxy Financings

Moxy Permanent Mortgage Loans

On November 29, 2023, we entered into a mortgage loan facility (the “Moxy Senior Loan”) with an unrelated third party providing for up to $110.0 million. At closing, $106.1 million of proceeds were advanced under the Moxy Senior Loan. The Moxy Senior Loan bears interest at SOFR plus 4.00%, subject to a 7.50% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. The remaining availability of $3.9 million under the Moxy Senior Loan may only be drawn to cover operating losses, subject to various conditions. Simultaneously on November 29, 2023, we also entered into a mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Permanent Mortgage Loans”) with an unrelated third party providing for up to $31.3 million. At closing, $30.2 million of proceeds were advanced under the Moxy Junior Loan. The Moxy Junior Loan bears interest at SOFR plus 8.75%, subject to a 12.25% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. The remaining availability of $1.1 million under the Moxy Junior Loan may only be drawn to cover operating losses, subject to various conditions.

The Moxy Permanent Mortgage Loans require monthly interest-only payments through their maturity dates and are collateralized by the Lower East Side Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. Aggregate proceeds of $130.0 million advanced at the closing of the Moxy Permanent Mortgage Loans were used to repay in full existing construction mortgage indebtedness (the “Moxy Construction Loans”) collateralized by the Lower East Side Moxy Hotel.

Pursuant to the terms of the Moxy Mortgage Loans, we are required to enter into two interest rate cap contracts with an aggregate notional amount of $141.3 million (equal to the total maximum amounts available under the Senior Mortgage Loan and the Junior Mortgage Loan) for as long as the Moxy Permanent Mortgage Loans remain outstanding. On November 29, 2023, we entered into two interest rate cap agreements with notional amounts of $110.0 million and $31.3 million ($141.3 million in the aggregate) pursuant to which the SOFR rate is capped at 5.50% through December 1, 2024 and June 1, 2025 for the Moxy Junior Loan and the Moxy Senior Loan, respectively, at an aggregate cost of $0.2 million.

As of December 31, 2023, the aggregate outstanding balance of the Moxy Permanent Mortgage Loans was $137.4 million.

In connection with obtaining the Moxy Permanent Mortgage Loans, we provided an interest and carry costs guarantee and paid $4.1 million of loan fees and expenses.

Moxy Construction Loans

On June 3, 2021, we previously closed on a recourse construction loan facility (the “Moxy Construction Senior Loan”) providing for up to $90.0 million of funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. Simultaneously on June 3, 2021, we also previously entered into a mezzanine construction loan facility (the “Moxy Construction Junior Loan” and together with the Moxy Construction Senior Loan, the Moxy Construction Loans) providing for up to $40.0 million of additional funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. The Moxy Construction Loans were scheduled to mature on June 3, 2024 and were collateralized by the Lower East Side Moxy Hotel.

In connection with the Moxy Construction Loans, we were required by the lender to deposit the $4.7 million of key money (“Key Money”) received from Marriott during the fourth quarter of 2022 into an escrow account (included in restricted cash on the consolidated balance sheet as of December 31, 2022), all of which was subsequently used to fund remaining construction costs for the project during the first quarter of 2023.

We also previously entered into two interest rate cap agreements with notional amounts of $90.0 million and $40.0 million pursuant to which the LIBOR rate was capped at 3.00% through June 30, 2023, and its replacement rate of SOFR was capped at 3.00% thereafter through June 3, 2024.

Furthermore, in connection with obtaining the Moxy Construction Loans, we paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees (included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as December 31, 2022).

On November 29, 2023, the Moxy Construction Loans were repaid in full along with the accrued loan exit fees of $1.1 million. In connection with the repayment of the Moxy Construction Loans, we recorded a loss on debt extinguishment of $1.2 million, principally consisting of the write-off of remaining unamortized deferred financing costs, during the fourth quarter of 2023.

Hotel Franchise Agreement

The Lower East Side Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott. The Hotel Franchise Agreement provides for us to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, we received a Key Money payment of $4.7 million from Marriott during the fourth quarter of 2022. The Key Money, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. As of December 31, 2023 and 2022, the remaining unamortized balance of the Key Money was $4.6 million and $4.7 million, respectively. Pursuant to the terms of the Hotel Franchise Agreement, we may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

Exterior Street Project

In February 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, we subsequently acquired an additional adjacent parcel of land at cost from an affiliate of the Advisor for $1.0 million in order to achieve certain zoning compliance. On these three land parcels we plan, subject to certain conditions, to construct the Exterior Street Project, a proposed mixed-use multifamily residential and commercial retail project.

During the second quarter of 2023, we decided to temporarily pause active development activities associated with the Exterior Street Project, due to prevailing unfavorable economic and local market conditions and regulations, and therefore, ceased capitalization of interest and other carrying costs. There can be no assurances that the unfavorable circumstances will improve and we will resume active development activities and ultimately construct the Exterior Street Project. However, if we do resume active development activities for the Exterior Street Project, we will need to obtain construction financing and/or seek a joint venture arrangement. Current and future economic conditions as well as other uncertainties may (i) affect our ability to obtain construction financing, which could adversely impact its ability to ultimately commence and/or complete construction as planned, on budget or at all for the Exterior Street Project.

Through December 31, 2023 and 2022, we have incurred and capitalized $95.6 million and $93.6 million, respectively, of costs related to the development of the Exterior Street Project. During the years ended December 31, 2023 and 2022, interest of $1.5 million and $3.2 million, respectively, was capitalized to the Exterior Street Project, which is included in development projects on the consolidated balance sheets.

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

On November 22, 2022, we and the financial institution entered into the second amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.60% and their maturity dates were extended to November 24, 2023. On October 31, 2023, we and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.85% (8.20% as of December 31, 2023) and their maturity date was further extended to November 24, 2024. As of December 31, 2023, the outstanding aggregate principal balance of the Exterior Street Loans was $42.0 million.

Preferred Investments

We previously entered into agreements with various related party entities that provided for us to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitled us to certain prescribed monthly preferred distributions. As of December 31, 2022, we had one remaining Preferred Investment that had an outstanding balance of $6.0 million. During the first and second quarters of 2023, we redeemed $2.3 million and $3.7 million, respectively, of the Preferred Investment and as a result, it has been fully redeemed and we have no remaining Preferred Investments.

For the years ended December 31, 2023 and 2022, we recognized $0.3 million and $1.3 million of investment income on Preferred Investments, which is included in interest and dividend income on the consolidated statements of operations.

Notes Receivable, Santa Monica Project and Santa Monica Loan

We previously formed certain joint ventures (collectively, the “NR Joint Ventures”) between wholly owned subsidiaries of the Operating Partnership (collectively, the “NR Subsidiaries”) and affiliates of the Sponsor (collectively, the “NR Affiliates”) which originated nonrecourse loans (collectively, the “JV Promissory Notes”) to unaffiliated third-party borrowers.

We determined that the NR Joint Ventures are VIEs and the NR Subsidiaries are the primary beneficiaries. Since the NR Subsidiaries are the primary beneficiaries, beginning on the applicable date of formation, we consolidated the operating results and financial condition of the NR Joint Ventures and accounted for the respective ownership interests of the NR Affiliates as noncontrolling interests in our consolidated financial statements. The JV Promissory Notes were collateralized by either the membership interests in the borrowing entity or the underlying real property being developed.

The Joint Venture Promissory Notes were recorded in notes receivable, net on the consolidated balance sheets. Origination fees were presented in the consolidated balance sheets as a direct deduction from the carrying value of the JV Promissory Notes and were amortized into interest income, using a straight-line method that approximated the effective interest method, over the initial term of the JV Promissory Notes. Any portion of the loan proceeds held back by the NR Joint Ventures for reserves for interest and other items were presented in the consolidated balance sheets as a direct deduction from the carrying value of the Joint Venture Promissory Notes and were applied against the monthly interest due over the initial term.

During the years ended December 31, 2023 and 2022, both the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of $1.9 million and $21.9 million, respectively. Additionally, during the years ended December 31, 2023 and 2022, the NR Joint Ventures made aggregate distributions to both the NR Subsidiaries and NR Affiliates of $1.6 million and $29.3 million, respectively, based on their respective membership interests.

As of December 31, 2022, the NR Joint Ventures, through the Santa Monica Joint Venture, had one remaining JV Promissory Note, the Santa Monica Note Receivable, which had an outstanding principal balance of $49.0 million, reserves of $0.6 million and an unamortized origination fee of $0.3 million, resulting in a net carrying value of $48.1 million. The Santa Monica Note Receivable bore interest at SOFR + 7.00%. During the first quarter of 2023, the Santa Monica Joint Venture received a payment of $14.0 million on the Santa Monica Note Receivable which reduced its outstanding balance to $35.0 million.

As a result of financial difficulties, the Joint Venture Borrower under the Santa Monica Note Receivable (the “Santa Monica Borrower”) discontinued making monthly interest payments during the second quarter of 2023 and the Santa Monica Note Receivable subsequently matured on August 31, 2023. On December 29, 2023, ownership of the Santa Monica Project was transferred to the Santa Monica Joint Venture via a deed in lieu of foreclosure transaction. In connection with the transfer, the aggregate outstanding principal and accrued interest for the Santa Monica Note Receivable of $36.7 million, which represented the fair value of the Santa Monica Project and approximated the carrying value of the Santa Monica Note Receivable, was reclassified from notes receivable, net to development projects on the consolidated balance sheets.

For the years ended December 31, 2023 and 2022, we recorded $4.0 million and $4.9 million of interest income on the JV Promissory Notes, which is included in interest and dividend income on the consolidated statements of operations.

Santa Monica Loan

On June 30, 2022, the Santa Monica Joint Venture obtained a loan of up to $33.1 million (the “Santa Monica Loan”) which bore interest at SOFR + 3.50% (8.85% as of December 31, 2023). The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and was collateralized by the Santa Monica Note Receivable. During the first quarter of 2023, the Santa Monica Joint Venture received a payment of $14.0 million on the Santa Monica Note Receivable and used a portion of the proceeds to repay $11.3 million of the Santa Monica Loan, which reduced its outstanding balance to $21.5 million. The Santa Monica Loan was initially scheduled to mature on December 30, 2023, however, on September 5, 2023, the Santa Monica Joint Venture exercised an option to extend its maturity date to February 29, 2024. In connection with this extension, the Santa Monica Joint Venture made a principal paydown of $2.1 million which reduced the outstanding balance of the Santa Monica Loan to $19.5 million, which was unchanged as of December 31, 2023. Additionally, the Santa Monica Joint Venture funded $0.9 million into a cash collateral reserve account to cover the interest payments through February 29, 2024.

In connection with the transfer of ownership of the Santa Monica Project to the Santa Monica Joint Venture on December 29, 2023, the Santa Monica Loan was modified to substitute the Santa Monica Project as collateral. Subsequently, in March 2024, the Santa Monica Loan was again modified pursuant to which the interest rate was changed to SOFR + 4.5%, subject to a floor of 7.5%, the maturity date was changed to August 31, 2024 and the interest reserve was replenished to cover the payments due through August 31, 2024.

The Columbus Joint Venture

On November 29, 2022, we, along with Converge, a majority owned subsidiary of Converge Holdings LLC, a reinsurance business owned by the Sponsor, and the BVI member, a wholly owned subsidiary of BVI, a real estate investment company owned by the Sponsor, entered into a joint venture agreement to form the Columbus Joint Venture for the purpose of acquiring the Columbus Properties, a portfolio of nine multifamily residential properties consisting of 2,564 units located in the Columbus, Ohio metropolitan area, for a contractual purchase price of $465.0 million. We have a 19% joint venture ownership interest in the Columbus Joint Venture. Converge and the BVI Member, which are both related parties, have joint venture ownership interests of 19% and 62%, respectively. Additionally, the manager of the Columbus Joint Venture is LEL Bronx Manager LLC, an entity wholly owned by BVI.

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing costs, was $92.3 million and we paid $17.5 million representing our 19% pro rata share. In connection with the acquisition, we also paid the Advisor a separate acquisition fee of $2.4 million, equal to 2.75% of our pro-rata share of the contractual purchase price which is reflected in the carrying value of our investment in unconsolidated affiliated entity on the consolidated balance sheets. During the year ended December 31, 2023, we made $2.0 million of additional capital contributions to the Columbus Joint Venture.

We determined that the Columbus Joint Venture is a VIE but we are not the primary beneficiary. We account for our ownership interest in the Columbus Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Columbus Joint Venture. All capital contributions and distributions of earnings from the Columbus Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Columbus Joint Venture are made to the members pursuant to the terms of the Columbus Joint Venture’s operating agreement. We commenced recording its allocated portion of profit/loss and cash distributions beginning as of November 29, 2022 with respect to its membership interest of 19% in the Columbus Joint Venture.

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

Additionally, in connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained an aggregate of $90.0 million in financing through two preferred investments (the “Columbus Preferred Investments”) from unrelated third parties. The first preferred investment of $38.6 million is collateralized by the Columbus Portfolio I Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal and has a mandatory redemption date of December 1, 2032. The second preferred investment of $51.4 million is collateralized by the Columbus Portfolio II Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal, and has a mandatory redemption date of December 1, 2027. As of December 31, 2023, the aggregate unpaid interest included in the outstanding balance of the Columbus Preferred Investments was $6.8 million. Furthermore, the Columbus Preferred Investments are subordinate to the nine senior mortgage loans.

Because the Columbus Preferred Investments have mandatory redemption dates, the Columbus Joint Venture treats them as financial liabilities and includes them in mortgages and loans payable on its condensed balance sheets. The Sponsor (the “Guarantor”) has fully guaranteed the nine senior mortgage loans and the Columbus Preferred Investments (the “Debt Guarantee”). Each of the members of the Columbus Joint Venture have agreed to reimburse the Guarantor for their pro rata share of any balance that becomes due under the Debt Guarantee, of which our share is up to 19%. We determined that the fair value of the Debt Guarantee is immaterial.

SRP

Our SRP may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions.

On March 25, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

Effective March 18, 2021 and May 14, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to our current estimated NAV per Share, as determined by the Board of Directors and reported by us from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration. On March 18, 2022, the Board of Directors approved an increase to the annual threshold for death redemptions from up to 0.5% to 1.0%.

At the above noted dates, the Board of Directors established that on an annual basis, we would not redeem in excess of 1.0% and 0.5% of the number of Common Shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests are generally expected to be processed on a quarterly basis and would be subject to proration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2023, we repurchased 283,091 Common Shares at a weighted average price per share of $12.19. For the year ended December 31, 2022, we repurchased 371,318 Common Shares at a weighted average price per share of $11.75.

DRIP

Our DRIP provides our shareholders with an opportunity to purchase additional Common Shares at a discount by reinvesting distributions. Under our DRIP, a shareholder may acquire, from time to time, additional Common Shares by reinvesting cash distributions payable by us to such shareholder, without incurring any brokerage commission, fees or service charges.

Our current DRIP Registration Statement on Form S-3D was filed and became effective as amended and restated, under the Securities Act on October 25, 2018.

Pursuant to the terms of our DRIP, our stockholders who elect to participate may invest all or a portion of the cash distributions that we pay them on Common Shares in additional Common Shares at a purchase price equal to 95% of our estimated NAV per Share in effect as of the record date of such distribution. Effective on March 22, 2024, the Board of Directors determined and approved our estimated NAV per Share of $11.73 as of December 31, 2023. As a result, effective on that date, the purchase price for Common Shares under the DRIP became $11.14 per share. As of December 31, 2023, 9.9 million Common Shares remain available for issuance under our DRIP.

The Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of termination of the DRIP to all participants.

Distributions

Common Shares

During each of the four calendar quarters during 2022 and during each of the first two calendar quarters of 2023, quarterly distributions on our Common Shares were declared at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. During the third calendar quarter of 2023, a quarterly distribution on our Common Shares was declared at the pro rata equivalent of an annual distribution of $0.35 per share, or an annualized rate of 3.5% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end and stockholder had the option to elect the receipt of Common Shares under our DRIP in lieu of payment of cash for the distributions from us.

On November 10, 2023, the Board of Directors determined to suspend regular quarterly distributions.

During the year ended December 31, 2023, total distributions declared and paid on our Common Shares were $9.5 million and $13.3 million, respectively. During the year ended December 31, 2022, total distributions declared and paid on our Common shares were $15.4 million and $15.1 million, respectively.

SLP Units

During each of the four calendar quarters during 2022 and during each of the first two calendar quarters of 2023, quarterly distributions declared and paid on the SLP Units were at a 7% annualized rate of return. Because the quarterly distribution declared by the Board of Directors on Common Shares for the quarterly period ending September 30, 2023 did not equate to at least an annualized rate of 7%, assuming a purchase price of $10.00 per share, no distributions were declared on the SLP Units for the quarterly period ending September 30, 2023. Until distributions on Common Shares are brought current to at least an annualized rate of 7% assuming a purchase price of $10.00 per share, no distributions will be declared on the SLP Units. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

During the year ended December 31, 2023, total distributions declared and paid on the SLP Units were $1.0 million and $1.6 million, respectively, and are part of noncontrolling interests. During the year ended December 31, 2022, total distributions declared and paid on the SLP Units were both $2.1 million, and are part of noncontrolling interests.

Contractual Obligations

The following is a summary of our contractual obligations payable over the next five years and thereafter as of December 31, 2023. All amounts are based on the initial scheduled maturity date of the related debt.

Contractual Obligations	2024	2025	2026	2027	2028	Thereafter	Total
Principal Payments	$128,173	$-	$136,310	$-	$-	$-	$264,483
Interest Payments(1)	21,828	14,383	13,201	-	-	-	49,412
Total Contractual Obligations	$150,001	$14,383	$149,511	$-	$-	$-	$313,895

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate, as applicable as of December 31, 2023 was used.

Certain of our debt agreements require the maintenance of prescribed ratios, including debt service coverage. As of December 31, 2023, we were in compliance with all our financial covenants.

Notes Payable

Margin Loan

We have access to the Margin Loan from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (6.20% as of December 31, 2023) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of both December 31, 2023 and 2022.

Line of Credit

We have a Line of Credit with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2024 and bears interest at SOFR plus 1.35% (6.70% as of December 31, 2023). The Line of Credit is collateralized by an aggregate of 187,019 of Marco OP Units and is guaranteed by PRO. As of December 31, 2023, the amount of borrowings available to be drawn under the Line of Credit was $14.7 million. No amounts were outstanding under the Line of Credit as of both December 31, 2023 and 2022.

Debt Maturities

The Santa Monica Loan (outstanding principal balance of $19.5 million as of December 31, 2023) is scheduled to mature on August 31, 2024. We currently intend to refinance the Santa Monica Loan on or before its scheduled maturity date.

The Exterior Street Loans (outstanding aggregate principal balance of $42.0 million as of December 31, 2023) are scheduled to mature on November 24, 2024. We currently intend to seek to extend or refinance the Exterior Street Loans on or before their scheduled maturity date.

The mortgage loan collateralized by Gantry Park Landing (the “Gantry Park Mortgage Loan”) (outstanding aggregate principal balance of $66.7 million as of December 31, 2023) is scheduled to mature on November 19, 2024. We currently intend to seek to extend or refinance the Gantry Park Mortgage Loan on or before its scheduled maturity date.

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

	For the Years Ended
	December 31, 2023	December 31, 2022
Net loss	$(13,249)	$(26,024)
FFO adjustments:
Depreciation and amortization	6,949	3,226
Adjustments to equity earnings from unconsolidated affiliated entity	3,628	308
Gain on disposal of investment property	(1,121)	(1,154)
Income tax on redemptions of preferred investments in related parties	2,474	-
Loss on demolition	-	16,602
FFO	(1,319)	(7,042)
MFFO adjustments:
Noncash adjustments:
Mark to market adjustments(1)	(5,371)	10,327
Loss on debt extinguisment(2)	1,219	-
Loss/(gain) on sale of marketable securities(2)	985	(566)
MFFO	(4,486)	2,719
Straight-line rent(3)	22	29
MFFO - IPA recommended format	$(4,464)	$2,748

Net loss	$(13,249)	$(26,024)
Less: income attributable to noncontrolling interests	(1,824)	(1,690)
Net loss applicable to Company’s common shares	$(15,073)	$(27,714)
Net loss per common share, basic and diluted	$(0.69)	$(1.26)

FFO	$(1,319)	$(7,042)
Less: FFO attributable to noncontrolling interests	(2,735)	(2,752)
FFO attributable to Company’s common shares	$(4,054)	$(9,794)
FFO per common share, basic and diluted	$(0.19)	$(0.45)

MFFO - IPA recommended format	$(4,464)	$2,748
Less: MFFO attributable to noncontrolling interests	(2,452)	(3,344)
MFFO attributable to Company’s common shares	$(6,916)	$(596)

Weighted average number of common shares outstanding, basic and diluted	21,713	21,959

Notes:

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
December 31, 2023
FFO attributable to Company’s Common Shares	$252,885
Distributions paid	$292,086

For the year ended December 31, 2023, we paid cash distributions of $13.1 million. Cash flow used in operations was $7.6 million and FFO attributable to our Common Shares for the year ended December 31, 2023 was negative $4.1 million. For the year ended December 31, 2022, we paid cash distributions of $15.1 million. Cash flow from operations was $8.0 million and FFO attributable to our Common Shares for the year ended December 31, 2022 was negative $9.8 million.

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

Lightstone Value Plus REIT I, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT I, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT I, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Net Investment Property, Development Projects and Investment in Unconsolidated Affiliated Entity – Indicators of Impairment

As of December 31, 2023, the Company had investment property, net of accumulated depreciation, of $264.6 million, development projects of $132.4 million and an investment in an unconsolidated affiliated entity of $16.9 million. As more fully described in Note 2 to the financial statements, the Company evaluates the recoverability of investment property and development projects at the lowest identifiable level, the individual property level, and the recoverability of the investment in unconsolidated affiliated real estate entity for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment property, development project or the investment in unconsolidated affiliated real estate entity may not be recoverable. The Company utilizes judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that the individual investment property, development project or investment in unconsolidated affiliated entity may not be recoverable. Examples of the types of events or changes in circumstances that would cause management to assess the Company’s investment property, development projects or investment in unconsolidated affiliated entity for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers; and changes in the global and local markets or economic conditions. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated undiscounted future operating cash flows expected to be generated over the holding period of the investment property or development project and from their eventual disposition to their carrying amount. The estimates include significant assumptions such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An investment property or development project is impaired only if management’s estimate of the fair value of the investment property or development project is less than the carrying value and not recoverable. The ultimate realization of the Company’s investment in unconsolidated affiliated entity is dependent on a number of factors including the performance of that entity, including the underlying investment property, and market conditions. If the Company determines that a decline in the value of the investment in an unconsolidated affiliated entity is other than temporary, it will record an impairment charge.

We identified the evaluation of indicators of impairment as a critical audit matter due to significant judgment made by management in identifying indicators of impairment. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions related to the impairment evaluation including identifying events and changes in circumstances that exist that would indicate the carrying amounts of the investment property, development project or investment in unconsolidated affiliated entity may not be recoverable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation process. Our procedures included, among others, assessing the methodologies applied and identifying the existence of any triggering events, including comparing budget to actual operating income, comparing actual operating income to projected future operating income, and comparing actual, budgeted and projected occupancy percentages, and considering if the determination was reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of certain properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

New York, New York

April 1, 2024

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of December 31, 2023	As of December 31, 2022
Assets

Investment property:
Land and improvements	$95,780	$96,074
Building and improvements	172,729	168,518
Furniture and fixtures	17,300	17,184
Construction in progress	1,427	22
Gross investment property	287,236	281,798
Less: accumulated depreciation	(22,652)	(15,728)
Net investment property	264,584	266,070
Development projects	132,370	93,614
Investments in related parties	490	6,898
Investment in unconsolidated affiliated entity	16,914	19,794
Cash and cash equivalents	10,547	12,211
Marketable securities	35,218	45,924
Notes receivable, net	-	48,059
Restricted cash	7,813	10,372
Other assets	5,211	6,952
Total Assets	$473,147	$509,894

Liabilities and Stockholders’ Equity

Mortgages payable, net	$259,698	$260,579
Accounts payable, accrued expenses and other liabilities	15,048	18,716
Distributions payable	-	3,825
Total Liabilities	274,746	283,120

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders’ Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 21.6 million and 21.8 million shares issued and outstanding, respectively	215	218
Additional paid-in-capital	161,174	164,331
Accumulated other comprehensive loss	-	(159)
Accumulated surplus	25,454	50,051
Total Company’s stockholders’ equity	186,843	214,441

Noncontrolling interests	11,558	12,333

Total Stockholders’ Equity	198,401	226,774

Total Liabilities and Stockholders’ Equity	$473,147	$509,894

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022
Revenues:
Rental revenues	$10,180	$9,597
Hotel revenues	50,333	5,402
Total revenues	60,513	14,999

Expenses:
Property operating expenses	3,191	4,001
Hotel operating expenses	35,702	4,671
Real estate taxes	1,465	265
General and administrative costs	4,029	2,642
Pre-opening costs	83	4,468
Depreciation and amortization	6,949	3,226
Total expenses	51,419	19,273

Interest and dividend income	6,482	9,118
Interest expense	(25,991)	(5,252)
Gain on disposition of real estate	1,121	1,154
(Loss)/gain on sale of marketable securities	(985)	566
Loss on demolition	-	(16,602)
Unrealized gain/(loss) on marketable equity securities	7,140	(13,358)
Loss from investment in unconsolidated affiliated entity	(4,844)	(412)
Loss on debt extinguishment	(1,219)	-
Mark to market adjustments on derivative financial instruments	(1,769)	3,030
Other (expense)/income, net	(2,278)	6
Net loss	(13,249)	(26,024)
Less: net income attributable to noncontrolling interests	(1,824)	(1,690)
Net loss attributable to Company’s common shares	$(15,073)	$(27,714)

Basic and diluted net loss per Company’s common share:
Net loss per Company’s common shares, basic and diluted	$(0.69)	$(1.26)

Weighted average number of common shares outstanding, basic and diluted	21,713	21,959

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022
Net loss	$(13,249)	$(26,024)

Other comprehensive loss:
Holding (loss)/gain on available for sale debt securities	(208)	444
Reclassification adjustment for loss/(gain) included in net loss	359	(566)
Other comprehensive income/(loss):	151	(122)

Comprehensive loss	(13,098)	(26,146)
Less: Comprehensive income attributable to noncontrolling interests	(1,816)	(1,689)

Comprehensive loss attributable to the Company’s common shares	$(14,914)	$(27,835)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, December 31, 2021	22,181	$222	$168,363	$(40)	$93,134	$22,546	$284,225
Net loss	-	-	-	-	(27,714)	1,690	(26,024)
Other comprehensive loss	-	-	-	(119)	-	(3)	(122)
Distributions declared(a)	-	-	-	-	(15,369)	-	(15,369)
Distributions paid to noncontrolling interests	-	-	-	-	-	(33,820)	(33,820)
Contributions received from noncontrolling interests	-	-	-	-	-	21,920	21,920
Redemption and cancellation of shares	(371)	(4)	(4,362)	-	-	-	(4,366)
Shares issued from distribution reinvestment program	30	-	330	-	-	-	330
BALANCE, December 31, 2022	21,840	$218	$164,331	$(159)	$50,051	$12,333	$226,774

(a)	Distributions per share were $0.70.

Net loss	-	-	-	-	(15,073)	1,824	(13,249)
Other comprehensive income	-	-	-	159	-	(8)	151
Distributions declared(a)	-	-	-	-	(9,524)	-	(9,524)
Distributions paid to noncontrolling interests	-	-	-	-	-	(4,465)	(4,465)
Contributions received from noncontrolling interests	-	-	-	-	-	1,874	1,874
Redemption and cancellation of shares	(283)	(3)	(3,451)	-	-	-	(3,454)
Shares issued from distribution reinvestment program	25	-	294	-	-	-	294
BALANCE, December 31, 2023	21,582	$215	$161,174	$-	$25,454	$11,558	$198,401

(a)	Distributions per share were $0.4375.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,249)	$(26,024)
Adjustments to reconcile net loss to cash (used in)/provided by operating activities:
Depreciation and amortization	6,949	3,226
Gain on disposition of real estate	(1,121)	(1,154)
Loss on demolition	-	16,602
Loss on debt extinguishment	1,219	-
Loss from investment in unconsolidated affiliated entity	4,844	412
Mark to market adjustments on derivative financial instruments	1,769	(3,030)
Unrealized (gain)/loss on marketable equity securities	(7,140)	13,358
Loss/(gain) on sale of marketable securities	985	(566)
Amortization of deferred financing costs	3,248	766
Noncash interest income	(941)	(4,324)
Other non-cash adjustments	57	(27)
Changes in assets and liabilities:
Increase in other assets	(1,704)	(1,787)
(Decrease)/increase in accounts payable, accrued expenses and other liabilities	(2,919)	9,589
Increase in due to related parties	393	1,007
Cash (used in)/provided by operating activities	(7,610)	8,048

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of development property and investment property	(8,914)	(63,998)
Purchase of marketable securities	(9,305)	(18,648)
Proceeds from sale of marketable securities	26,317	22,624
Proceeds from sale of investment property	1,382	-
Investment in joint venture	(68)	-
Distributions from joint venture	476	111
Proceeds from redemption of preferred investment in related party	6,000	8,500
Funding of notes receivable	300	(42,720)
Release of reserves on notes receivable	(300)	(1,700)
Proceeds from repayment of notes receivable	14,000	27,540
Investments in unconsolidated affiliated real estate entity	(1,964)	(20,206)
Cash provided by/(used in) investing activities	27,924	(88,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	144,209	94,750
Mortgage principal payments	(144,840)	(1,389)
Payment of loan fees and expenses	(4,806)	(1,556)
Redemption and cancellation of common shares	(3,454)	(4,366)
Contributions received from noncontrolling interests	1,874	21,920
Distributions paid to noncontrolling interests	(4,465)	(33,820)
Distributions paid to Company’s common stockholders	(13,055)	(15,099)
Cash (used in)/provided by financing activities	(24,537)	60,440

Change in cash, cash equivalents and restricted cash	(4,223)	(20,009)
Cash, cash equivalents and restricted cash, beginning of year	22,583	42,592
Cash, cash equivalents and restricted cash, end of period	$18,360	$22,583

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statement

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1.	Structure

Lightstone Value Plus REIT I, Inc., is a Maryland corporation (“Lightstone REIT I”), formed on June 8, 2004, which has elected to be taxed and qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. Lightstone REIT I was formed primarily for the purpose of engaging in the business of investing in and owning commercial and multifamily residential real estate properties and making other real estate-related investments located throughout the U.S.

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of December 31, 2023, Lightstone REIT I held a 98% general partnership interest in the its Operating Partnership’s common units (“Common Units”).

Lightstone REIT I, together with the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT I, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through its Operating Partnership, the Company owns, operates and develops commercial and multifamily residential properties and makes other real estate-related investments, principally in the U.S. The Company’s real estate investments are held by it alone or jointly with other parties. The Company also originates or acquires mortgage loans secured by real estate. Although most of its investments are of these types, the Company may invest in whatever types of real estate or real estate-related investments that it believes is in its best interests. Since its inception, the Company has owned and managed various commercial and multifamily residential properties located throughout the U.S. The Company evaluates all of its real estate investments as one operating segment. The Company currently intends to hold its real estate investments until such time as it determines that a sale or other disposition appears to be advantageous to achieve its objectives or until it appears that the objectives will not be met.

As of December 31, 2023, the Company (i) has ownership interests in and consolidates two operating properties, two development projects and certain land holdings and (ii) has ownership interests through two unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Properties”) and a portfolio of five limited service hotel properties (the “Hotel JV Properties”).

With respect to its consolidated operating properties, the Company wholly owns a 303-room Marriott International, Inc. (“Marriott”) branded Moxy hotel (the “Lower East Side Moxy Hotel”), located in the Lower East Side neighborhood in the Manhattan borough of New York City, which it developed, constructed and opened on October 27, 2022 and has a 59.2% majority ownership interest in 50-01 2nd St. Associates LLC (the “2nd Street Joint Venture”), a joint venture between the Company and a related party, which developed, constructed and owns a 199-unit luxury, multifamily residential property (“Gantry Park Landing”), located in the Long Island City neighborhood in the Queens borough of New York City.

With respect to its consolidated development projects, the Company wholly owns three land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, on which it expects, subject to certain conditions, to construct a proposed mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”) and the Company has a 50% joint venture ownership interest in LSC 1543 7th LLC (the “Santa Monica Joint Venture”), a joint venture between the Company and a related party, which owns certain land parcels located in Santa Monica, California, on which a multifamily residential project (the “Santa Monica Project”) is proposed.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company also wholly owns and consolidates various adjacent land parcels (the “St. Augustine Land Holdings”) located in St. Augustine, Florida.

With respect to our unconsolidated joint venture properties, the Company holds a 19% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns the Columbus Properties, a portfolio of nine multifamily residential properties located in the Columbus, Ohio metropolitan area, and it holds a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”), which owns the Hotel JV Properties, a portfolio of five limited service hotels. The Company accounts for its 19% joint venture ownership interest in the Columbus Joint Venture under the equity method of accounting and it accounts for its 2.5% joint venture ownership interest in the Hotel Joint Venture using a measurement alternative pursuant to which its investment is measured at cost, adjusted for observable price changes and impairments, if any. Both the Columbus Joint Venture and the Hotel Joint Venture are between the Company and related parties.

The Company’s advisor is Lightstone Value Plus REIT, LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 6, 2004, the Advisor contributed $2 to the Operating Partnership in exchange for 200 Common Units. The Company’s Advisor also owns 20,000 shares of the Company’s common stock (“Common Shares”) which were issued on July 6, 2004 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC (the “Sponsor”), which served as the Company’s sponsor during its initial public offering (the “Offering”), which terminated on October 10, 2008. The Company’s Advisor, pursuant to the terms of an advisory agreement, together with its board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on the Company’s behalf and managing its day-to-day operations. Through his ownership and control of Sponsor, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership which were purchased, at a cost of $100,000 per unit, in connection with the Company’s Offering. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT I or the Operating Partnership.

The Company has no employees. The Company is dependent on the Advisor and certain affiliates of its Sponsor for performing a full range of services that are essential to it, including asset management, property management (excluding its hospitality property, which is managed by unrelated third party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Company’s Sponsor are unable to provide these services to it, the Company would be required to provide the services itself or obtain the services from other parties.

The Company’s Common Shares are not currently listed on a national securities exchange. The Company may seek to list its Common Shares for trading on a national securities exchange only if a majority of independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its Common Shares at this time. The Company does not anticipate that there would be any active market for its Common Shares until they are listed for trading.

Related Parties

The Company’s Sponsor, Advisor and their affiliates, including Lightstone SLP, LLC, are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, management and disposition of the Company’s assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of December 31, 2023.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include the joint venture ownership interests held by either the Sponsor or its affiliates in (i) Pro-DFJV Holdings LLC (“PRO”), (ii) the 2nd Street Joint Venture and (iii) the Santa Monica Joint Venture (see Note 6). PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 7). The 2nd Street Joint Venture owns Gantry Park Landing and the Santa Monica Joint Venture owns the Santa Monica Project (see Notes 3 and 6).

See Note 11 for further discussion of noncontrolling interests.

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, the Company’s business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

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
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT I, and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of December 31, 2023, Lightstone REIT I had a 98% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and real estate-related investments and depreciable lives. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Investments in entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of a variable interest entity, or VIE, will be accounted for using the equity method. Investments in entities where the Company has virtually no influence are accounted for using a measurement alternative under which the investment is measured at cost, adjusted for observable price changes and impairments, if any.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when made to be cash equivalents. As of December 31, 2023 and 2022, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in the statements of cash flows for the periods presented:

	December 31,
	2023	2022
Cash and cash equivalents	$10,547	$12,211
Restricted cash	7,813	10,372
Total cash, cash equivalents and restricted cash	$18,360	$22,583

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Supplemental cash flow information for the periods indicated is as follows:

	For the Years Ended
	December 31, 2023	December 31, 2022
Cash paid for interest	$24,382	$14,923
Cash paid for income taxes	$2,527	$62
Distributions declared but not paid	$-	$3,825
Accrued development costs	$715	$1,894
Amortization of deferred financing costs included in development projects	$139	$2,302
Holding gain/loss on available for sale debt securities	$151	$122
Value of shares issued from distribution reinvestment program	$294	$330
Conversion of note receivable to development project	$36,574	$-

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

Revenue Recognition

Rental Revenues

The Company’s rental revenues are comprised of rental income and tenant recovery income derived from operating leases for its commercial retail and multifamily residential properties. Minimum rents are recognized on a straight-line accrual basis, over the terms of the related leases. Recoveries from commercial tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, are recognized as revenues in the period that the applicable costs are incurred.

Substantially all of the Company’s multifamily residential property leases have initial terms of 12 months or less.

In connection with the closure and demolition of the St. Augustine Outlet Center, a retail property which was located in St. Augustine, Florida, all of its leases with tenants were terminated. See Note 9.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Hotel Revenues

Hotel revenues consists of amounts derived from operation of the Lower East Side Moxy Hotel, which opened on October 27, 2022.

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

Revenues are recorded net of any sales or occupancy tax collected from the hotel’s guests. Some contracts for rooms, food, beverage or other services require an upfront deposit which is recorded as deferred revenue (or contract liabilities) and recognized once the performance obligations are satisfied. The contract liabilities are not significant.

The following table represents the total hotel revenues on a disaggregated basis:

	For the Year Ended December 31,
Hotel revenues	2023	2022
Room revenue	$24,902	$3,097
Food, beverage and other revenue	25,431	2,305
Total hotel revenues	$50,333	$5,402

Consolidated VIEs

The Company consolidates certain joint ventures which are variable interest entities, or VIEs, for which the Company is the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership, or legal entities such as an LLC, are considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether the Company is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Investments in Real Estate

Accounting for Asset Acquisitions

The cost of the acquisition in an asset acquisition is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships and certain liabilities such as assumed debt and contingent liabilities on the basis of their relative fair values. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

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

Impairment Evaluation

The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, which is primarily the individual property level. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

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
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Notes Receivable and Preferred Investments

Notes receivable and preferred investments that the Company intends to hold to maturity are carried at cost, net of any unamortized origination costs, fees, discounts, premiums and unfunded commitments.

Investment income is recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to investment income in the Company’s statements of operations.

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

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported in the statements of operations as earnings from investments in unconsolidated entities.

The Company reviews investments in unconsolidated entities for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. An investment in unconsolidated entities is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of the Company’s investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

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
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Tax Status and Income Taxes

The Company elected to be taxed and qualify as a REIT, commencing with the taxable year ended December 31, 2005. If the Company remains qualified as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect its net income and net cash available for distribution to its stockholders. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on its income and property and to U.S. federal income taxes and excise taxes on its undistributed income, if any.

To maintain its qualification as a REIT, the Company engages in certain activities through a taxable REIT subsidiary (“TRS”), including when the Company acquires or develops and constructs a hotel it usually establishes a new TRS and enters into an operating lease agreement for the hotel. As such, the Company is subject to U.S. federal and state income and franchise taxes from these activities.

The Company’s income tax expense is included in other (expense)/income, net on its consolidated statements of operations. During the year ended December 31, 2023, the Company recorded income tax expense of $2.5 million, primarily consisting of U.S. federal and state income tax related to the redemptions of its preferred investments in related parties. During the year ended December 31, 2022, the Company recorded income tax expense of $0.1 million, primarily consisting of state income tax.

As of December 31, 2023 and 2022, the Company had no material uncertain income tax positions.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, other assets and accounts payable, accrued expenses and other liabilities approximate their fair values because of the short maturity of these instruments. The carrying amounts of the notes receivable approximated their fair values because the interest rates were variable and reflective of market rates.

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of December 31, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$264.5	$263.0	$265.1	$265.1

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
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

Stock-Based Compensation

The Company had a stock-based incentive award plan for the independent directors of its Board pursuant to which awards were granted at fair market value as of the date of grant. This plan expired in April 2015. For the years ended December 31, 2023 and 2022, the Company had no compensation costs related to the incentive award plan.

Net Earnings per Share

Basic net earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of Common Shares outstanding during the applicable period. Dilutive income per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our Common Shares were exercised. For all periods presented dilutive net income per share is equivalent to basic net income per share.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The updated standard replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables and held to maturity debt securities, entities are required to use a new forward looking expected loss model that generally will result in the earlier recognition of allowances for losses. The Company has adopted this standard effective January 1, 2023, noting that it did not have a material impact on its consolidated financial statements or related disclosures.

In November 2023, the FASB issued an accounting standards update which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the guidance and the impact it may have on its consolidated financial statements.

In December 2023, the FASB issued an accounting standards update which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the guidance and the impact it may have on its consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

3.	Development Projects

Exterior Street Project

In February 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, the Company subsequently acquired an additional adjacent parcel of land at cost from an affiliate of its Advisor for $1.0 million in order to achieve certain zoning compliance. On these three land parcels the Company plans, subject to certain conditions, to construct the Exterior Street Project, a proposed mixed-use multifamily residential and commercial retail project.

During the second quarter of 2023, the Company decided to temporarily pause active development activities associated with the Exterior Street Project, due to prevailing unfavorable economic and local market conditions and regulations, and therefore, ceased capitalization of interest and other carrying costs. There can be no assurances that the unfavorable circumstances will improve and the Company will resume active development activities and ultimately construct the Exterior Street Project. However, if the Company does resume active development activities for the Exterior Street Project, it will need to obtain construction financing and/or seek a joint venture arrangement. Current and future economic conditions as well as other uncertainties may (i) affect the Company’s ability to obtain construction financing, which could adversely impact its ability to ultimately commence and/or complete construction as planned, on budget or at all for the Exterior Street Project.

Through December 31, 2023 and 2022, the Company has incurred and capitalized $95.6 million and $93.6 million, respectively, of costs related to the development of the Exterior Street Project. During the years ended December 31, 2023 and 2022, interest of $1.5 million and $3.2 million, respectively, was capitalized to the Exterior Street Project, which is included in development projects on the consolidated balance sheets.

Santa Monica Project

The Company has a 50% joint venture ownership interest in the Santa Monica Joint Venture, which owns the Santa Monica Project, a proposed multifamily residential project. The Santa Monica Joint Venture owns land parcels located in Santa Monica, California, which were acquired in December 2023 via a deed in lieu of foreclosure transaction. The Santa Monica Joint Venture, which the Company consolidates, is between the Company and a related party. As of December 31, 2023, the carrying value of the Santa Monica Project was $36.7 million, which is included in development projects on the consolidated balance sheets. See Note 6 for additional information.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4.	Lower East Side Moxy Hotel

In December 2018, the Company, through a subsidiary of the Operating Partnership, acquired three adjacent parcels of land located at 147-151 Bowery, in the Lower East Side neighborhood of the borough of Manhattan in New York City, from unaffiliated third parties for aggregate consideration of $56.5 million, excluding closing and other acquisition related costs. Additionally, in December 2018, the Company, though a subsidiary of the Operating Partnership, acquired certain air rights located at 329 Broome Street in the Lower East Side neighborhood, from an unaffiliated third party for $2.4 million, excluding closing and other acquisition related costs. The land and air rights were acquired for the development and construction of the Lower East Side Moxy Hotel. On June 3, 2021, the Company entered into a development agreement (the “Development Agreement”) with an affiliate of the Advisor (the “Moxy Lower East Side Developer”) pursuant to which the Lower East Side Moxy Developer was paid a development fee equal to 3% of hard and soft costs incurred in connection with the development and construction of the Lower East Side Moxy Hotel. The Advisor and its affiliates were also reimbursed for certain development-related costs attributable to the Lower East Side Moxy Hotel. Additionally on June 3, 2021, the Company obtained construction financing for the Lower East Side Moxy Hotel. The development and construction of the Lower East Side Moxy Hotel was substantially completed and it opened for business on October 27, 2022 and all four of its food and beverage venues opened during the fourth quarter of 2022.

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

In preparation for the opening of the Lower East Side Moxy Hotel, the Company incurred pre-opening costs of $0.1 million and $4.5 million during the years ended December 31, 2023 and 2022, respectively. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

5.	Investment in Unconsolidated Affiliated Entity

Columbus Joint Venture

On November 29, 2022, the Company, along with CRE Columbus Member (“Converge”), a majority owned subsidiary of Converge Holdings LLC, a reinsurance business owned by the Sponsor, and LEL Columbus Member LLC (the “BVI member”), a wholly owned subsidiary of Lightstone Enterprises Limited (“BVI”), a real estate investment company owned by the Sponsor, entered into a joint venture agreement to form the Columbus Joint Venture for the purpose of acquiring the Columbus Properties, a portfolio of nine multifamily residential properties consisting of 2,564 units located in the Columbus, Ohio metropolitan area for a contractual purchase price of $465.0 million. The Company has a 19% joint venture ownership interest in the Columbus Joint Venture. Converge and the BVI Member, which are both related parties, have joint venture ownership interests of 19% and 62%, respectively. Additionally, the manager of the Columbus Joint Venture is LEL Bronx Manager LLC, an entity wholly owned by BVI.

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing costs, was $92.3 million and the Company paid $17.5 million representing its 19.0% pro rata share. In connection with the acquisition, the Company also paid the Advisor a separate acquisition fee of $2.4 million, equal to 2.75% of the Company’s pro-rata share of the contractual purchase price which is reflected in the carrying value of the Company’s investment in unconsolidated affiliated entity on the consolidated balance sheets. During the year ended December 31, 2023, the Company’s made $2.0 million of additional capital contributions to the Columbus Joint Venture.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company has determined that the Columbus Joint Venture is a VIE but it is not the primary beneficiary. The Company accounts for its ownership interest in the Columbus Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Columbus Joint Venture. All capital contributions and distributions of earnings from the Columbus Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Columbus Joint Venture are made to the members pursuant to the terms of the Columbus Joint Venture’s operating agreement.

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

Additionally, in connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained an aggregate of $90.0 million in financing through two preferred investments (the “Columbus Preferred Investments”) from unrelated third parties. The first preferred investment of $38.6 million is collateralized by the Columbus Portfolio I Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal and has a mandatory redemption date of December 1, 2032. The second preferred investment of $51.4 million is collateralized by the Columbus Portfolio II Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal, and has a mandatory redemption date of December 1, 2027. As of December 31, 2023, the aggregate unpaid interest included in the outstanding balance of the Columbus Preferred Investments was $6.8 million. Furthermore, the Columbus Preferred Investments are subordinate to the nine senior mortgage loans.

Because the Columbus Preferred Investments have mandatory redemption dates, the Columbus Joint Venture treats them as financial liabilities and includes them in mortgages and loans payable on its condensed balance sheets. The Company’s Sponsor (the “Guarantor”) has fully guaranteed the nine senior mortgage loans and the Columbus Preferred Investments (the “Debt Guarantee”). Each of the members of the Columbus Joint Venture have agreed to reimburse the Guarantor for their pro rata share of any balance that becomes due under the Debt Guarantee, of which the Company’s share is up to 19%. The Company has determined that the fair value of the Debt Guarantee is immaterial.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Columbus Joint Venture Financial Information

The following table represents the condensed statements of operations for the Columbus Joint Venture:

(amounts in thousands)	For the Year Ended December 31, 2023	For the Period November 29, 2022 (date of investment) through December 31, 2022
Revenues	$42,859	$3,816

Property operating expenses	21,307	1,462
General and administrative costs	251	220
Depreciation and amortization	18,588	1,580
Operating income	2,713	554

Interest expense and other, net	(27,703)	(2,676)
Net loss	$(24,990)	$(2,122)

Company’s share of net loss (19.0%)	$(4,748)	$(403)
Additional depreciation and amortization expense(1)	(96)	(9)
Company’s loss from investment(2)	$(4,844)	$(412)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Columbus Joint Venture and the amount of the underlying equity in net assets of the Columbus Joint Venture.

The following table represents the condensed balance sheets for the Columbus Joint Venture:

	As of	As of
	December 31, 2023	December 31, 2022
Investment property, net	$449,813	$457,339
Cash and restricted cash	25,640	15,770
Other assets	3,082	10,096
Total assets	$478,535	$483,205

Mortgages and loans payable, net	$390,622	$383,266
Other liabilities	11,149	8,495
Members’ equity	76,764	91,444
Total liabilities and members’ equity	$478,535	$483,205

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6.	Investments in Related Parties

Preferred Investments

The Company previously entered into agreements with various related party entities that provided for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitled it to certain prescribed monthly preferred distributions. As of December 31, 2022, the Company had one remaining Preferred Investment that had an outstanding balance of $6.0 million. During the first and second quarters of 2023, the Company redeemed $2.3 million and $3.7 million, respectively, of the Preferred Investment and as a result, it has been fully redeemed and the Company has no remaining Preferred Investments.

For the years ended December 31, 2023 and 2022, the Company recorded $0.3 million and $1.3 million of investment income from its Preferred Investments, which is included in interest and dividend income on the consolidated statements of operations.

The Hotel Joint Venture

During 2015, the Company formed the Hotel Joint Venture with Lightstone REIT II, a related party REIT also sponsored by the Sponsor. The Company has a 2.5% membership interest in the Hotel Joint Venture and Lightstone REIT II holds the remaining 97.5% membership interest. The Hotel Joint Venture holds ownership interests in the Hotel JV Properties, a portfolio of five limited service hotels, as of December 31, 2023. Previously, the Hotel Joint Venture held ownership interests in seven hotels but sold two of them during July 2023. During July 2023, the Company received a distribution of $0.5 million from the Hotel Joint Venture for its respective share of the net proceeds from the sale of the aforementioned two limited service hotels.

The Company accounts for its 2.5% membership interest in the Hotel Joint Venture using a measurement alternative pursuant to which its investment is measured at cost, adjusted for observable price changes and impairments, if any, and as of December 31, 2023 and 2022, the carrying value of its investment was $0.5 million and $0.9 million, respectively, which is included in investments in related parties on the consolidated balance sheets.

7.	Notes Receivable

The Company previously formed certain joint ventures (collectively, the “NR Joint Ventures”) between wholly owned subsidiaries of the Operating Partnership (collectively, the “NR Subsidiaries”) and affiliates of the Sponsor (collectively, the “NR Affiliates”) which originated nonrecourse loans (collectively, the “JV Promissory Notes”) to unaffiliated third-party borrowers.

The Company determined that the NR Joint Ventures are VIEs and the NR Subsidiaries are the primary beneficiaries. Since the NR Subsidiaries are the primary beneficiaries, beginning on the applicable date of formation, the Company consolidated the operating results and financial condition of the NR Joint Ventures and accounted for the respective ownership interests of the NR Affiliates as noncontrolling interests in its consolidated financial statements. The JV Promissory Notes were collateralized by either the membership interests in the borrowing entity or the underlying real property being developed.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Joint Venture Promissory Notes were recorded in notes receivable, net on the consolidated balance sheets. Origination fees were presented in the consolidated balance sheets as a direct deduction from the carrying value of the JV Promissory Notes and were amortized into interest income, using a straight-line method that approximated the effective interest method, over the initial term of the JV Promissory Notes. Any portion of the loan proceeds held back by the NR Joint Ventures for reserves for interest and other items were presented in the consolidated balance sheets as a direct deduction from the carrying value of the Joint Venture Promissory Notes and were applied against the monthly interest due over the initial term.

During the years ended December 31, 2023 and 2022, both the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of $1.9 million and $21.9 million, respectively. Additionally, during the years ended December 31, 2023 and 2022, the NR Joint Ventures made aggregate distributions to both the NR Subsidiaries and NR Affiliates of $1.6 million and $29.3 million, respectively, based on their respective membership interests.

As of December 31, 2022, the NR Joint Ventures, through the Santa Monica Joint Venture, had one remaining JV Promissory Note, the Santa Monica Note Receivable, which had an outstanding principal balance of $49.0 million, reserves of $0.6 million and an unamortized origination fee of $0.3 million, resulting in a net carrying value of $48.1 million. The Santa Monica Note Receivable bore interest at SOFR + 7.00%. During the first quarter of 2023, the Santa Monica Joint Venture received a payment of $14.0 million on the Santa Monica Note Receivable which reduced its outstanding balance to $35.0 million.

As a result of financial difficulties, the Joint Venture Borrower under the Santa Monica Note Receivable (the “Santa Monica Borrower”) discontinued making monthly interest payments during the second quarter of 2023 and the Santa Monica Note Receivable subsequently matured on August 31, 2023. On December 29, 2023, ownership of the Santa Monica Project was transferred to the Santa Monica Joint Venture via a deed in lieu of foreclosure transaction. In connection with the transfer, the aggregate outstanding principal and accrued interest for the Santa Monica Note Receivable of $36.7 million, which represented the fair value of the Santa Monica Project and approximated the carrying value of the Santa Monica Note Receivable, was reclassified from notes receivable, net to development projects on the consolidated balance sheets. See Note 3 for additional information.

For the years ended December 31, 2023 and 2022, the Company recorded $4.0 million and $4.9 million of interest income on the Joint Venture Promissory Notes which is included in interest and dividend income on the consolidated statements of operations.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8.	Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$5,598	$-	$(226)	$5,372
Marco OP Units and Marco II OP Units	19,227	10,619	-	29,846
Total	$24,825	$10,619	$(226)	$35,218

	As of December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$22,993	$-	$(2,103)	$20,890
Marco OP Units and Marco II OP Units	19,227	5,355	-	24,582
	42,220	5,355	(2,103)	45,472
Debt securities:
Corporate Bonds	602	-	(150)	452
Total	$42,822	$5,355	$(2,253)	$45,924

As of both December 31, 2023 and 2022, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are both exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon Inc. in exchange for cash or similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $142.64 per share and $117.48 per share as of December 31, 2023 and 2022, respectively. Additionally, the closing price of Simon Stock was $159.77 per share as of December 31, 2021.

The Company may sell certain of its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Derivative Financial Instruments

The Company enters into interest rate cap contracts in order to reduce the effect of interest rate fluctuations or risk of certain real estate investment’s interest expense on its variable rate debt. The Company is exposed to credit risk in the event of non-performance by the counterparty to these financial instruments. Management believes the risk of loss due to non-performance to be minimal.

The Company accounts for interest rate cap contracts as economic hedges, marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the interest rate cap contracts on the consolidated statements of operations.

As of December 31, 2023, the Company had two interest rate cap contracts with notional amounts of $110.0 million and $31.3 million pursuant to which SOFR is capped at 5.50% through December 1, 2024 and June 1, 2025, respectively. As of December 31, 2022, the Company had two interest rate cap contracts with notional amounts of $90.0 million and $40.0 million pursuant to which SOFR was capped at 3.00%.

The aggregate fair value of the interest rate cap contracts was $62 and $3.3 million as of December 31, 2023 and 2022, respectively, and is included in other assets on the consolidated balance sheets.

For the years ended December 31, 2023 and 2022, the Company recorded a negative mark to market adjustment of $1.8 million and a positive mark to market adjustment of $3.0 million, respectively on the consolidated statements of operations, representing the change in the fair value of these economic hedges during such periods.

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
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of December 31, 2023	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$1,383	$3,989	$-	$5,372
Marco OP and OP II Units	-	29,846	-	29,846
Total	$1,383	$33,835	$-	$35,218

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$62	$-	$62

	Fair Value Measurement Using
As of December 31, 2022	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$1,138	$19,752	$-	$20,890
Marco OP and OP II Units	-	24,582	-	24,582
Corporate Bonds	-	452	-	452
Total	$1,138	$44,786	$-	$45,924

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$3,279	$-	$3,279

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

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (6.20% as of December 31, 2023) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of both December 31, 2023 and 2022.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2024 and bears interest at SOFR plus 1.35% (6.70% as of December 31, 2023). The Line of Credit is collateralized by an aggregate of 187,019 of Marco OP Units and is guaranteed by PRO. As of December 31, 2023, the amount of borrowings available to be drawn under the Line of Credit was $14.7 million. No amounts were outstanding under the Line of Credit as of both December 31, 2023 and 2022.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

9.	Mortgages Payable

Mortgages payable, net consists of the following:

	Interest Rate	Weighted Average Interest Rate for the Year Ended December 31, 2023	Maturity Date	Amount Due at Maturity	As of December 31, 2023	As of December 31, 2022
Gantry Park Mortgage Loan	4.48%	4.48%	November 2024	$65,317	$66,697	$68,151

Moxy Senior Loan	SOFR + 4.00% (floor of 7.50%)	9.48%	December 2026	106,108	106,108	-

Moxy Junior Loan	SOFR + 8.75% (floor of 12.25%)	14.30%	December 2026	30,202	30,202	-

Moxy Construction Senior Loan	SOFR + 7.36% (floor of 7.64%)		Repaid in full	-	-	82,811

Moxy Construction Junior Loan	SOFR + 13.61% (floor of 13.89%)		Repaid in full	-	-	40,000

Exterior Street Loan	SOFR + 2.85%	7.76%	November 2024	35,000	35,000	35,000

Exterior Street Supplemental Loan	SOFR + 2.85%	7.77%	November 2024	7,000	7,000	7,000

Santa Monica Loan	SOFR + 3.50%	8.81%	August 2024	19,476	19,476	32,152

Total mortgages payable		8.45%		$263,103	264,483	265,114

Less: Deferred financing costs					(4,785)	(4,535)

Total mortgages payable, net					$259,698	$260,579

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

One-month SOFR as of December 31, 2023 and 2022 was 5.35% and 4.36%, respectively. One-month LIBOR as of December 31, 2022 was 4.39%. The Company’s loans are secured by the indicated real estate/investment and are non-recourse to the Company, unless otherwise indicated.

The following table shows the Company’s contractually scheduled principal maturities during the next five years and thereafter:

	2024	2025	2026	2027	2028	Thereafter	Total
Principal maturities	$128,173	$-	$136,310	$-	$-	$-	$264,483

Less: Deferred financing costs							(4,785)

Total principal maturities, net							$259,698

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

Moxy Financings

Moxy Permanent Mortgage Loans

On November 29, 2023, the Company entered into a mortgage loan facility (the “Moxy Senior Loan”) with an unrelated third party providing for up to $110.0 million. At closing, $106.1 million of proceeds were advanced under the Moxy Senior Loan. The Moxy Senior Loan bears interest at SOFR plus 4.00%, subject to a 7.50% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. The remaining availability of $3.9 million under the Moxy Senior Loan may only be drawn to cover operating losses, subject to various conditions.

Simultaneously on November 29, 2023, the Company also entered into a mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Permanent Mortgage Loans”) with an unrelated third party providing for up to $31.3 million. At closing, $30.2 million of proceeds were advanced under the Moxy Junior Loan. The Moxy Junior Loan bears interest at SOFR plus 8.75%, subject to a 12.25% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. The remaining availability of $1.1 million under the Moxy Junior Loan may only be drawn to cover operating losses, subject to various conditions.

The Moxy Permanent Mortgage Loans require monthly interest-only payments through their maturity dates and are collateralized by the Lower East Side Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. Aggregate proceeds of $130.0 million advanced at the closing of the Moxy Permanent Mortgage Loans were used to repay in full existing construction mortgage indebtedness (the “Moxy Construction Loans”) collateralized by the Lower East Side Moxy Hotel.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Pursuant to the terms of the Moxy Permanent Mortgage Loans, the Company is required to enter into two interest rate cap contracts with an aggregate notional amount of $141.3 million (equal to the total maximum amounts available under the Moxy Senior Loan and the Moxy Junior Loan) for as long as the Moxy Permanent Mortgage Loans remain outstanding. On November 29, 2023, the Company entered into two interest rate cap agreements with notional amounts of $110.0 million and $31.3 million ($141.3 million in the aggregate) pursuant to which the SOFR rate is capped at 5.50% through December 1, 2024 and June 1, 2025 for the Moxy Junior Loan and the Moxy Senior Loan, respectively, at an aggregate cost of $0.2 million.

In connection with obtaining the Moxy Permanent Mortgage Loans, the Company provided certain interest and carry costs guarantees and paid $4.1 million of loan fees and expenses.

Moxy Construction Loans

On June 3, 2021, the Company previously closed on a recourse construction loan facility (the “Moxy Construction Senior Loan”) providing for up to $90.0 million of funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. Simultaneously on June 3, 2021, the Company also previously entered into a mezzanine construction loan facility (the “Moxy Construction Junior Loan” and together with the Moxy Construction Senior Loan, the “Moxy Construction Loans”) providing for up to $40.0 million of additional funds for the development, construction and certain pre-opening costs associated with the Lower East Side Moxy Hotel. The Moxy Construction Loans were scheduled to mature on June 3, 2024 and were collateralized by the Lower East Side Moxy Hotel.

In connection with obtaining the Moxy Construction Loans, the Company was required by the lender to deposit the $4.7 million of key money (the “Key Money”) received from Marriott during the fourth quarter of 2022 into an escrow account (included in restricted cash on the consolidated balance sheet as of December 31, 2022), all of which was subsequently used to fund remaining construction costs for the project during the first quarter of 2023.

The Company also previously entered into two interest rate cap agreements with notional amounts of $90.0 million and $40.0 million pursuant to which the LIBOR rate was capped at 3.00% through June 30, 2023, and its replacement rate of SOFR was capped at 3.00% thereafter through June 3, 2024.

Furthermore, in connection with the Moxy Construction Loans, the Company paid $5.3 million of loan fees and expenses and accrued $1.1 million of loan exit fees (included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as December 31, 2022).

On November 29, 2023, the Moxy Construction Loans were paid in full along with the accrued loan exit fees of $1.1 million. In connection with the repayment of the Moxy Construction Loans, the Company recorded a loss on debt extinguishment of $1.2 million, principally consisting of the write-off of remaining unamortized deferred financing costs during the fourth quarter of 2023.

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
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On November 22, 2022, the Company and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.60% and their maturity dates were extended to November 24, 2023. On October 31, 2023, the Company and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.85% (8.20% as of December 31, 2023) and their maturity dates were extended to November 24, 2024. As of December 31, 2023, the outstanding aggregate principal balance of the Exterior Street Loans was $42.0 million.

Santa Monica Loan

On June 30, 2022, the Santa Monica Joint Venture obtained a loan of up to $33.1 million (the “Santa Monica Loan”) which bore interest at SOFR + 3.50% (8.85% as of December 31, 2023). The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and was collateralized by the Santa Monica Note Receivable. During the first quarter of 2023, the Santa Monica Joint Venture received a payment of $14.0 million on the Santa Monica Note Receivable and used a portion of the proceeds to repay $11.3 million of the Santa Monica Loan, which reduced its outstanding balance to $21.5 million. The Santa Monica Loan was initially scheduled to mature on December 30, 2023, however, on September 5, 2023, the Santa Monica Joint Venture exercised an option to extend its maturity date to February 29, 2024. In connection with this extension, the Santa Monica Joint Venture made a principal paydown of $2.1 million which reduced the outstanding balance of the Santa Monica Loan to $19.5 million, which was unchanged as of December 31, 2023. Additionally, the Santa Monica Joint Venture funded $0.9 million into a cash collateral reserve account to cover the interest payments through February 29, 2024.

In connection with the transfer of ownership of the Santa Monica Project to the Santa Monica Joint Venture on December 29, 2023, the Santa Monica Loan was modified to substitute the Santa Monica Project as collateral. Subsequently, in March 2024, the Santa Monica Loan was again modified pursuant to which the interest rate was changed to SOFR + 4.5%, subject to a floor of 7.5%, the maturity date was changed to August 31, 2024 and the interest reserve was replenished to cover the payments due through August 31, 2024.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of December 31, 2023, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Maturities

The Santa Monica Loan (outstanding principal balance of $19.5 million as of December 31, 2023) is scheduled to mature on August 31, 2024. The Company currently intends to refinance the Santa Monica Loan on or before its scheduled maturity date.

The Exterior Street Loans (outstanding aggregate principal balance of $42.0 million as of December 31, 2023) mature on November 24, 2024. The Company currently intends to seek to extend or refinance the Exterior Street Loans on or before their scheduled maturity date.

The Gantry Park Mortgage Loan (outstanding aggregate principal balance of $66.7 million as of December 31, 2023) matures on November 19, 2024. The Company currently intends to seek to extend or refinance the Gantry Park Mortgage Loan on or before its scheduled maturity date.

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
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

10.	Closure and Demolition of St. Augustine Outlet Center

Effective July 15, 2022, the Company ceased operations of its wholly owned St. Augustine Outlet Center, a retail property which was located in St. Augustine, Florida, and shortly thereafter, commenced demolition of the property’s building and improvements in order to prepare the various land parcels for potential sale and/or lease. The demolition of the property’s buildings and improvements was substantially completed during the third quarter of 2022 and the Company recognized a loss on demolition of $16.6 million consisting of the write-off of the carrying value of the property’s building and improvements plus related costs. As a result, the Company owns the St. Augustine Land Holdings which are included in land and improvements on the consolidated balance sheets.

The aggregate carrying value of the St. Augustine Land Holdings was $4.6 million and $4.9 million as of December 31, 2023 and 2022, respectively.

Land Parcel Sales

During the first quarter of 2023, the Company completed the disposition of a parcel of land, which was part of its St. Augustine Land Holdings, to an unrelated third party for a contractual sales price of $1.5 million and recognized a gain on disposition of real estate of $1.1 million during the year ended December 31, 2023.

11.	Company’s Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Board of Directors. Prior to the issuance of shares of any series, the Board of Directors is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Board of Directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2023 and 2022, the Company had no outstanding preferred shares.

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
For the Years Ended December 31, 2023 and 2022
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

SRP

The Company’s share repurchase program (the “SRP”) may provide its stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to restrictions.

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

At the above noted dates, the Board of Directors established that on an annual basis, the Company would not redeem in excess of 1.0% and 0.5% of the number of Common Shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests are generally expected to be processed on a quarterly basis and would be subject to proration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2023, the Company repurchased 283,091 Common Shares at a weighted average price per share of $12.19. For the year ended December 31, 2022, the Company repurchased 371,318 Common Shares at a weighted average price per share of $11.75

DRIP

The Company’s distribution reinvestment program (“DRIP”) provides its shareholders with an opportunity to purchase additional Common Shares at a discount by reinvesting distributions. Under the Company’s DRIP, a shareholder may acquire, from time to time, additional Common Shares by reinvesting cash distributions payable by the Company to such shareholder, without incurring any brokerage commission, fees or service charges.

The Company’s current DRIP Registration Statement on Form S-3D was filed and became effective as amended and restated, under the Securities Act on October 25, 2018.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Pursuant to the terms of the Company’s DRIP, its stockholders who elect to participate may invest all or a portion of the cash distributions that the Company pays them on Common Shares in additional Common Shares at a purchase price equal to 95% of the Company’s estimated NAV per Share, in effect as of the record date. Effective on March 22, 2024, the Board of Directors determined and approved the Company’s estimated NAV per Share of $11.73 as of December 31, 2023. As a result, effective on that date, the purchase price for Common Shares under the DRIP became $11.14 per share. As of December 31, 2023, 9.9 million Common Shares remain available for issuance under our DRIP.

The Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of termination of the DRIP to all participants.

Distributions on Common Shares

During each of the four calendar quarters during 2022 and during each of the first two calendar quarters of 2023, quarterly distributions on the Company’s Common Shares were declared at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. During the third calendar quarter of 2023, a quarterly distribution on the Company’s Common Shares was declared at the pro rata equivalent of an annual distribution of $0.35 per share, or an annualized rate of 3.5% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end and the stockholder had the option to elect the receipt of Common Shares under the Company’s DRIP in lieu of payment of cash for the distributions from us.

On November 10, 2023, the Board of Directors determined to suspend regular quarterly distributions.

During the year ended December 31, 2023, total distributions declared and paid on the Company’s Common Shares were $9.5 million and $13.3 million, respectively. During the year ended December 31, 2022, total distributions declared and paid on the Company’s Common shares were $15.4 million and $15.1 million, respectively. As of December 31, 2022, the total distributions declared and not paid on Common Shares was $3.8 million (paid in January 2023).

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

See Note 12 for discussion of distributions related to the SLP Units

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

12.	Noncontrolling Interests

The Company’s noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership, and (ii) certain interests in consolidated subsidiaries. The units held by noncontrolling interests in the Operating Partnership include SLP Units and Common Units. The noncontrolling interests in consolidated subsidiaries include joint venture ownership interests in (i) PRO held by the Company’s Sponsor, (ii) the 2nd Street Joint Venture held by the Company’s Sponsor and other affiliates and (iii) the Santa Monica Joint Venture held by an affiliate of the Sponsor (see Note 6). PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 7). The 2nd Street Joint Venture owns Gantry Park Landing (see below for additional information) and the Santa Monica Joint Venture owns the Santa Monica Project (see Notes 3 and 6).

Share Description

See Note 12 for discussion of rights related to SLP Units. The Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

Distributions

During the years ended December 31, 2023 and 2022, the Company paid total distributions to noncontrolling interests of $4.5 million and $33.8 million, respectively. As of December 31, 2022, the total distributions declared and not paid to noncontrolling interests was $0.6 million (paid in January 2023).

Noncontrolling Interest of Subsidiaries within the Operating Partnership

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

On September 19, 2018, the Company’s Sponsor transferred 9.14% of its profit membership interest in PRO to the Operating Partnership. As of both December 31, 2023 and 2022, the Sponsor had a 10.03% profit membership interest in PRO, which is accounted for as a noncontrolling interest.

Second Street Joint Venture

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
For the Years Ended December 31, 2023 and 2022
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

Fees	Amount
Acquisition Fee	The Advisor is paid an acquisition fee equal to 2.75% of the gross contractual purchase price (including any mortgage assumed) of each property purchased. The Advisor or its affiliates are also reimbursed for expenses that they incur in connection with the purchase of a property. The acquisition fee and acquisition-related expenses for any particular property, including amounts payable to related parties, will not exceed, in the aggregate 5% of the gross contractual purchase price (including mortgage assumed) of the property.

Property Management – Multifamily Residential/Retail	The property managers are paid a monthly management fee of up to 5% of the gross revenues from multifamily residential and retail properties. The Company pays the property managers a separate fee for (i) the development of, (ii) the one-time initial rent-up or (iii) the leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

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
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

In connection with the Company’s Offering, Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, purchased SLP Units in the Operating Partnership for an aggregate of $30.0 million. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, may entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During each of the four calendar quarters during 2022 and during each of the first two calendar quarters of 2023, quarterly distributions declared and paid on the SLP Units were at a 7% annualized rate of return. Because the quarterly distribution declared by the Board of Directors on Common Shares for the quarterly period ending September 30, 2023 did not equate to at least an annualized rate of 7%, assuming a purchase price of $10.00 per share, no distributions were declared on the SLP Units for the quarterly period ending September 30, 2023. Until distributions on Common Shares are brought current to at least an annualized rate of 7% assuming a purchase price of $10.00 per share, no distributions will be declared on the SLP Units. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

During the year ended December 31, 2023, total distributions declared and paid on the SLP Units were $1.0 million and $1.6 million, respectively, and are part of noncontrolling interests. During the year ended December 31, 2022, total distributions declared and paid on the SLP Units were both $2.1 million, and are part of noncontrolling interests.

The SLP Units also entitle Lightstone SLP, LLC to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net sale proceeds upon the liquidation of Lightstone REIT I and, therefore, cannot be determined at the present time. Liquidating distributions to Lightstone SLP, LLC will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return, as described below:

Operating Stage Distributions	Amount of Distribution
7% Stockholder Return Threshold	Once a cumulative non-compounded return of 7% per year on their net investment is realized by stockholders, Lightstone SLP, LLC is eligible to receive available distributions from the Operating Partnership until it has received an amount equal to a cumulative non-compounded return of 7% per year on the purchase price of the special general partner interests. “Net investment” refers to $10 per share, less a pro rata share of any proceeds received from the sale or refinancing of the Company’s assets.

12% Stockholder Return Threshold	Once a cumulative non-compounded return of 12% per year is realized by stockholders on their net investment (including amounts equaling a 7% return on their net investment as described above), 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to Lightstone SLP, LLC.

Returns in Excess of 12%	After the 12% return threshold is realized by stockholders, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP, LLC.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Liquidating Stage Distributions	Amount of Distribution
7% Stockholder Return Threshold	Once stockholders have received liquidation distributions, and a cumulative non-compounded 7% return per year on their initial net investment, Lightstone SLP, LLC will receive available distributions until it has received an amount equal to its initial purchase price of the special general partner interests plus a cumulative non-compounded return of 7% per year.

12% Stockholder Return Threshold	Once stockholders have received liquidation distributions [in an amount equal to their net investment] plus a cumulative non-compounded return of 12% per year on their initial net investment (including amounts equaling a 7% return on their net investment as described above), 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to Lightstone SLP, LLC.

Returns in Excess of 12%	After stockholders have received liquidation distributions [in an amount equal to their net investment] plus a cumulative non-compounded return of 12% per year on their initial net investment, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP, LLC.

The following table represents the fees incurred and reimbursement associated with the payments to the Company’s Sponsor, Advisor and their affiliates for the period indicated:

	For the Year Ended
	December 31, 2023	December 31, 2022
Asset management fees (general and administrative costs)	$2,013	$825
Property management fees (property operating expenses)	301	295
Acquisition fees(1)	-	2,430
Development fees and cost reimbursement(2)	832	2,681
Total	$3,310	$6,231

(1)	Acquisition fees of $2.4 million were capitalized and are reflected in the carrying value of our investment in the Columbus Joint Venture which is included in investments in unconsolidated affiliated entity on the consolidated balance sheets.
(2)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets. As of December 31, 2022, the Company owed the Advisor and its affiliated entities $0.7 million for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

14.	Commitments and Contingencies

Hotel Franchise Agreement

The Lower East Side Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott International, Inc. (“Marriott”). The Hotel Franchise Agreement provides for the Company to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, the Company received a Key Money payment of $4.7 million from Marriott during the fourth quarter of 2022. The Key Money, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. As of December 31, 2023 and 2022, the remaining unamortized balance of the Key Money was $4.6 million and $4.7 million, respectively. Pursuant to the terms of the Hotel Franchise Agreement, the Company may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

Legal Proceedings

From time to time in the ordinary course of business, Lightstone REIT I may become subject to legal proceedings, claims or disputes.

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

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2023, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2023 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2024 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	63	Chief Executive Officer, President and Chairman of the Board of Directors	2024	2004

George R. Whittemore	74	Director	2024	2006

Alan Retkinski	52	Director	2024	2019

Howard E. Friedman	58	Director	2024	2021

David Lichtenstein is the Chairman of our Board of Directors and our Chief Executive Officer, and is the Chief Executive Officer of our Advisor. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states, and Puerto Rico. From April 2008 to present, Mr. Lichtenstein has served as the Chairman of the board of directors and Chief Executive Officer of Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”) and Lightstone Value Plus REIT II LLC, its advisor. From October 2012 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors of Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”) and from April 2013 to the present, as the Chief Executive Officer of Lightstone REIT III and of Lightstone Value Plus REIT III LLC. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus REIT III, (“Lightstone REIT IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). On December 19, 2023, Mr. Lichtenstein was appointed to the Board of Directors of Lightstone Value Plus REIT V, Inc. (“Lightstone V”) and is Chairman and Chief Executive Officer of its advisor. Mr. Lichtenstein previously served as Chairman of the Board of Directors of Lightstone V from September 28, 2017 through August 30, 2021, when he was appointed Chairman Emeritus. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., and industry trade group, as well as, a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

George R. Whittemore is one of our independent directors. From April 2008 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone REIT II and from December 2013 to present, has served as a member of the board of directors of Lightstone REIT III. Previously, Mr. Whittemore served as a Director and member of the Audit Committee of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company, through May 2023. Mr. Whittemore previously served as a Director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to March 2016. Mr. Whittemore previously served as a Director and Chairman of the Audit Committee of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director due to his extensive experience in accounting, banking, finance and real estate.

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

Executive Officers:

The following table presents certain information as of March 15, 2024 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	63	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	71	President

Joseph Teichman	50	General Counsel

Seth Molod	60	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2023, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2024 concerning each of our directors and executive officers serving in such capacities:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 6, 2004, the Advisor contributed $2 to the Operating Partnership in exchange for 200 Common Units. Our Advisor also owns 20,000 Common Shares which were issued on July 6, 2004 for $200, or $10.00 per share. Our Advisor, pursuant to the terms of an advisory agreement, together with our Board of Directors, is primarily responsible for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of the Sponsor, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of SLP Units in the Operating Partnership which were purchased, at a cost of $100,000 per unit, in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT I or the Operating Partnership.

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for preforming a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal information technology and investor relations. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

Our Sponsor, Advisor and their affiliates, including Lightstone SLP, LLC, are related parties of ours as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

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

We have agreed to pay our property managers a monthly management fee of up to 5% of the gross revenues from our multifamily residential and commercial retail properties. In addition, We may pay our property managers a separate fee for (i) the development of, (ii) the one-time initial rent-up or (iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. During the years ended December 31, 2023 and 2022, we incurred property management fees of $0.3 million and $0.3 million, respectively.

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

	For the Year Ended
	December 31, 2023	December 31, 2022
Asset management fees (general and administrative costs)	$2,013	$825
Acquisition fees(1)	-	2,430
Development fees and cost reimbursement(2)	832	2,681
Total	$3,009	$5,936

Notes:

(1)	Acquisition fees of $2.4 million were capitalized and are reflected in the carrying value of our investment in the Columbus Joint Venture which is included in investments in unconsolidated affiliated real estate entity on the consolidated balance sheets.
(2)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets. As of December 31, 2022, we owed the Advisor and its affiliated entities $0.7 million for development fees, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Sponsor

In connection with our Offering, Lightstone SLP, LLC, an affiliate of the Company’s Sponsor, purchased SLP Units in the Operating Partnership for an aggregate of $30.0 million. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, may entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During each of the four calendar quarters during 2022 and during each of the first two calendar quarters of 2023, quarterly distributions declared and paid on the SLP Units were at a 7% annualized rate of return. Because the quarterly distribution declared by the Board of Directors on Common Shares for the quarterly period ending September 30, 2023 did not equate to at least an annualized rate of 7%, assuming a purchase price of $10.00 per share, no distributions were declared on the SLP Units for the quarterly period ending September 30, 2023. Until distributions on Common Shares are brought current to at least an annualized rate of 7% assuming a purchase price of $10.00 per share, no distributions will be declared on the SLP Units. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

During the year ended December 31, 2023, total distributions declared and paid on the SLP Units were $1.0 million and $1.6 million, respectively, and are part of noncontrolling interests. During the year ended December 31, 2022, total distributions declared and paid on the SLP Units were both $2.1 million, and are part of noncontrolling interests.

The SLP Units also entitle Lightstone SLP, LLC to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net sale proceeds upon the liquidation of Lightstone REIT I and, therefore, cannot be determined at the present time. Liquidating distributions to Lightstone SLP, LLC will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return.

Acquisitions and Investments in Entities Affiliated with Sponsor

Columbus Joint Venture

On November 29, 2022, the Company, along with CRE Columbus Member (“Converge”), a majority owned subsidiary of Converge Holdings LLC, a reinsurance business owned by the Sponsor, and LEL Columbus Member LLC (the “BVI member”), a wholly owned subsidiary of Lightstone Enterprises Limited (“BVI”), a real estate investment company owned by the Sponsor, entered into a joint venture agreement to form the Columbus Joint Venture for the purpose of acquiring the Columbus Properties, a portfolio of nine multifamily residential properties consisting of 2,564 units located in the Columbus, Ohio metropolitan area for a contractual purchase price of $465.0 million. The Company has a 19% joint venture ownership interest in the Columbus Joint Venture. Converge and the BVI Member, which are both related parties, have joint venture ownership interests of 19% and 62%, respectively. Additionally, the manager of the Columbus Joint Venture is LEL Bronx Manager LLC, an entity wholly owned by BVI.

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing costs, was $92.3 million and the Company paid $17.5 million representing its 19.0% pro rata share. In connection with the acquisition, the Company also paid the Advisor a separate acquisition fee of $2.4 million, equal to 2.75% of the Company’s pro-rata share of the contractual purchase price which is reflected in the carrying value of the Company’s investment in unconsolidated affiliated entity on the consolidated balance sheets. During the year ended December 31, 2023, the Company’s made $2.0 million of additional capital contributions to the Columbus Joint Venture.

The Company has determined that the Columbus Joint Venture is a VIE but it is not the primary beneficiary. The Company accounts for its ownership interest in the Columbus Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Columbus Joint Venture. All capital contributions and distributions of earnings from the Columbus Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Columbus Joint Venture are made to the members pursuant to the terms of the Columbus Joint Venture’s operating agreement.

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

Additionally, in connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained an aggregate of $90.0 million in financing through two preferred investments (the “Columbus Preferred Investments”) from unrelated third parties. The first preferred investment of $38.6 million is collateralized by the Columbus Portfolio I Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal and has a mandatory redemption date of December 1, 2032. The second preferred investment of $51.4 million is collateralized by the Columbus Portfolio II Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal, and has a mandatory redemption date of December 1, 2027. As of December 31, 2023, the aggregate unpaid interest included in the outstanding balance of the Columbus Preferred Investments was $6.8 million. Furthermore, the Columbus Preferred Investments are subordinate to the nine senior mortgage loans.

Because the Columbus Preferred Investments have mandatory redemption dates, the Columbus Joint Venture treats them as financial liabilities and includes them in mortgages and loans payable on its condensed balance sheets. The Company’s Sponsor (the “Guarantor”) has fully guaranteed the nine senior mortgage loans and the Columbus Preferred Investments (the “Debt Guarantee”). Each of the members of the Columbus Joint Venture have agreed to reimburse the Guarantor for their pro rata share of any balance that becomes due under the Debt Guarantee, of which the Company’s share is up to 19%. The Company has determined that the fair value of the Debt Guarantee is immaterial.

Noncontrolling Interest of Subsidiaries within the Operating Partnership

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

On September 19, 2018, the Company’s Sponsor transferred 9.14% of its profit membership interest in PRO to the Operating Partnership. As of both December 31, 2023 and 2022, the Sponsor had a 10.03% profit membership interest in PRO, which is accounted for as a noncontrolling interest.

Second Street Joint Venture

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

Notes Receivable

The Company previously formed certain joint ventures (collectively, the “NR Joint Ventures”) between wholly owned subsidiaries of the Operating Partnership (collectively, the “NR Subsidiaries”) and affiliates of the Sponsor (collectively, the “NR Affiliates”) which originated nonrecourse loans (collectively, the “JV Promissory Notes”) to unaffiliated third-party borrowers.

The Company determined that the NR Joint Ventures are VIEs and the NR Subsidiaries are the primary beneficiaries. Since the NR Subsidiaries are the primary beneficiaries, beginning on the applicable date of formation, the Company consolidated the operating results and financial condition of the NR Joint Ventures and accounted for the respective ownership interests of the NR Affiliates as noncontrolling interests in its consolidated financial statements. The JV Promissory Notes were collateralized by either the membership interests in the borrowing entity or the underlying real property being developed.

The Joint Venture Promissory Notes were recorded in notes receivable, net on the consolidated balance sheets. Origination fees were presented in the consolidated balance sheets as a direct deduction from the carrying value of the JV Promissory Notes and were amortized into interest income, using a straight-line method that approximated the effective interest method, over the initial term of the JV Promissory Notes. Any portion of the loan proceeds held back by the NR Joint Ventures for reserves for interest and other items were presented in the consolidated balance sheets as a direct deduction from the carrying value of the Joint Venture Promissory Notes and were applied against the monthly interest due over the initial term.

During the years ended December 31, 2023 and 2022, both the NR Subsidiaries and the NR Affiliates made aggregate contributions to the NR Joint Ventures of $1.9 million and $21.9 million, respectively. Additionally, during the years ended December 31, 2023 and 2022, the NR Joint Ventures made aggregate distributions to both the NR Subsidiaries and NR Affiliates of $1.6 million and $29.3 million, respectively, based on their respective membership interests.

As of December 31, 2022, the NR Joint Ventures, through the Santa Monica Joint Venture, had one remaining JV Promissory Note, the Santa Monica Note Receivable, which had an outstanding principal balance of $49.0 million, reserves of $0.6 million and an unamortized origination fee of $0.3 million, resulting in a net carrying value of $48.1 million. The Santa Monica Note Receivable bore interest at SOFR + 7.00%. During the first quarter of 2023, the Santa Monica Joint Venture received a payment of $14.0 million on the Santa Monica Note Receivable which reduced its outstanding balance to $35.0 million.

As a result of financial difficulties, the Joint Venture Borrower under the Santa Monica Note Receivable (the “Santa Monica Borrower”) discontinued making monthly interest payments during the second quarter of 2023 and the Santa Monica Note Receivable subsequently matured on August 31, 2023. On December 29, 2023, ownership of the Santa Monica Project was transferred to the Santa Monica Joint Venture via a deed in lieu of foreclosure transaction. In connection with the transfer, the aggregate outstanding principal and accrued interest for the Santa Monica Note Receivable of $36.7 million, which represented the fair value of the Santa Monica Project and approximated the carrying value of the Santa Monica Note Receivable, was reclassified from notes receivable, net to development projects on the consolidated balance sheets. See Note 3 for additional information.

For the years ended December 31, 2023 and 2022, the Company recorded $4.0 million and $4.9 million of interest income on the Joint Venture Promissory Notes which is included in interest and dividend income on the consolidated statements of operations.

Santa Monica Project

The Company has a 50% joint venture ownership interest in the Santa Monica Joint Venture, which owns the Santa Monica Project, a proposed multifamily residential project. The Santa Monica Joint Venture owns land parcels located in Santa Monica, California, which were acquired in December 2023 via a deed in lieu of foreclosure transaction. The Santa Monica Joint Venture, which the Company consolidates, is between the Company and a related party. As of December 31, 2023, the carrying value of the Santa Monica Project was $36.7 million, which is included in development projects on the consolidated balance sheets. See Note 6 for additional information.

Preferred Investments

The Company previously entered into agreements with various related party entities that provided for it to make preferred contributions pursuant to certain instruments (the “Preferred Investments”) that entitled it to certain prescribed monthly preferred distributions. As of December 31, 2022, the Company had one remaining Preferred Investment that had an outstanding balance of $6.0 million. During the first and second quarters of 2023, the Company redeemed $2.3 million and $3.7 million, respectively, of the Preferred Investment and as a result, it has been fully redeemed and the Company has no remaining Preferred Investments.

For the years ended December 31, 2023 and 2022, the Company recorded $0.3 million and $1.3 million of investment income from its Preferred Investments, which is included in interest and dividend income on the consolidated statements of operations.

The Hotel Joint Venture

During 2015, the Company formed the Hotel Joint Venture with Lightstone REIT II, a related party REIT also sponsored by the Sponsor. The Company has a 2.5% membership interest in the Hotel Joint Venture and Lightstone REIT II holds the remaining 97.5% membership interest. The Hotel Joint Venture holds ownership interests in the Hotel JV Properties, a portfolio of five limited service hotels, as of December 31, 2023. Previously, the Hotel Joint Venture held ownership interests in seven hotels but sold two of them during July 2023. During July 2023, the Company received a distribution of $0.5 million from the Hotel Joint Venture for its respective share of the net proceeds from the sale of the aforementioned two limited service hotels.

The Company accounts for its 2.5% membership interest in the Hotel Joint Venture using a measurement alternative pursuant to which its investment is measured at cost, adjusted for observable price changes and impairments, if any, and as of December 31, 2023 and 2022, the carrying value of its investment was $0.5 million and $0.9 million, respectively, which is included in investments in related parties on the consolidated balance sheets.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, New York, New York, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to the Company for the years indicated by the Company’s principal accounting firm:

(in thousands)	2023	2022
Audit Fees(a)	$316	$311
Tax Fees(b)	100	149
Total Fees	$416	$460

(a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement consents.
(b)	Fees for tax compliance services including, but not limited to, the preparation of federal, state and local income tax returns.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT I, Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT I, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2023.

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

Based on the reviews and discussions referred to above, we recommend to the Board that the consolidated financial statements referred to above be included in Lightstone Value Plus REIT I, Inc.’s Annual Report on consolidated Form 10-K for the year ended December 31, 2023.

Audit Committee

George R. Whittemore

Alan Retkinski

Howard E. Friedman

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus REIT I, Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company has and expects to continue to principally invest in commercial and multifamily residential properties, as well as various other real estate-related investments, primarily located in the United States. The Company’s acquisitions may include both portfolios and individual properties. The Company generally intends to hold each of its real estate properties until its investment objectives are met or it is likely they will not be met.

The Company has and expect to continue to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of its Sponsor, including its other sponsored REITs.

The Company intends for its portfolio to provide consistent current income and also to provide capital appreciation resulting from its expectation that in certain circumstances it has or will be able to acquire properties at a discount to replacement cost or otherwise at less than what it perceives as the market value or to reposition or redevelop a property so as to increase its value over the amount of capital it deployed to acquire and rehabilitate the property. The Company has and may continue to acquire properties that it believes would benefit from a change in management strategy, or that have incurred substantial deferred maintenance. The Company has and plans to continue to diversify its portfolio by geographic region, investment size and investment risk with the goal of owning a portfolio of income-producing real estate properties and real estate-related assets that provide attractive returns for its investors.

Financing Policies

The Company has and expects to continue to utilize leverage for its properties. The number of different properties the Company will acquire may be affected by numerous factors, including, the amount of funds available to it. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to the Company, the Company may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. There is no limitation on the amount the Company may invest in any single property or on the amount the Company can borrow for the purchase of any property.

The Company has and expects to continue to limit its aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to the Company’s stockholders. The Company may also incur short-term indebtedness, having a maturity of two years or less. By operating on a leveraged basis, the Company may have more funds available for investment in properties. This may allow the Company to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Although the Company’s liability for the repayment of indebtedness is expected to be limited to the value of the property securing the liability and the rents or profits derived therefrom, the Company’s use of leveraging increases the risk of default on the mortgage payments and a resulting foreclosure of a particular property. To the extent that the Company does not obtain mortgage loans on the Company’s properties, the Company’s ability to acquire additional properties will be restricted. The Company will endeavor to obtain financing on the most favorable terms available.

Policy on Sale or Disposition of Properties

The Company’s Board of Directors will determine whether a particular property should be sold or otherwise disposed of after considering the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving its principal investment objectives.

The Company currently intends to hold its properties until its investment objectives are met or it is likely they will not be met. At a future date, the Company’s Board of Directors may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually or merge or otherwise consolidate the Company with a publicly-traded REIT. Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board of Directors, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board of Directors will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under U.S federal income tax laws.

When the Company sells a property, it intends to obtain an all-cash sale price. However, the Company may take a purchase money obligation secured by a mortgage on the property as partial payment, and there are no limitations or restrictions on the Company’s ability to take such purchase money obligations. The terms of payment to the Company will be affected by customs in the area in which the property being sold is located and the then prevailing economic conditions. If the Company receives notes and other property instead of cash from sales, these proceeds, other than any interest payable on these proceeds, will not be available for distributions until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed. Therefore, the distribution of the proceeds of a sale to the stockholders may be delayed until that time. In these cases, the Company will receive payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.

Independent Directors

George R. Whittemore
Alan Retkinski

Howard E. Friedman

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT I, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2023

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
3.1(1)	Second Articles of Amendment and Restatement of Lightstone Value Plus REIT I, Inc.
3.2(2)	Amended and Restated Bylaws of Lightstone Value Plus REIT I, Inc.
4.1(3)	Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP
4.2(4)	Description of Shares
10.2(2)	Advisory Agreement by and among Lightstone Value Plus REIT I, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT LLC.
10.3(2)	Management Agreement, by and among Lightstone Value Plus REIT I, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.4(2)	Form of the Company’s Stock Option Plan.
10.5(2)	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus REIT I, Inc.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of EisnerAmper LLP
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Consent of Robert A. Stanger & Co., Inc
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.

(1)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 11, 2023.
(2)	Incorporated by reference from Lightstone Value Plus REIT I, Inc.’s Registration Statement on Form S-11 (File No. 333-166930), filed with the Securities and Exchange Commission on May 18, 2010.
(3)	Incorporated by reference from Lightstone Value Plus REIT I, Inc.’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-117367), filed with the Securities and Exchange Commission on May 23, 2005.
(4)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 19, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: April 1, 2024	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	April 1, 2024
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	April 1, 2024
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ George R. Whittemore	Director	April 1, 2024
George R. Whittemore

/s/ Alan Retkinski	Director	April 1, 2024
Alan Retkinski

/s/ Howard E. Friedman	Director	April 1, 2024
Howard E. Friedman