Form 10-Q
period 2024-03-31
Lightstone Value Plus REIT I, Inc.
filed 2024-05-15
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐   No ☑

As of May 7, 2024, there were approximately 21.5 million outstanding shares of common stock of Lightstone Value Plus REIT I, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	As of March 31, 2024	As of December 31, 2023
	(unaudited)
Assets

Investment property:
Land and improvements	$96,983	$95,780
Building and improvements	172,976	172,729
Furniture and fixtures	17,363	17,300
Construction in progress	78	1,427
Gross investment property	287,400	287,236
Less: accumulated depreciation	(24,383)	(22,652)
Net investment property	263,017	264,584

Development projects	132,370	132,370
Investment in related party	466	490
Investment in unconsolidated affiliated entity	16,053	16,914
Cash and cash equivalents	11,787	10,547
Marketable securities	38,311	35,218
Restricted cash	7,959	7,813
Other assets	4,405	5,211
Total Assets	$474,368	$473,147

Liabilities and Stockholders’ Equity

Mortgages payable, net	$261,638	$259,698
Notes payable, net	2,993	-
Accounts payable, accrued expenses and other liabilities	15,792	15,048
Total Liabilities	280,423	274,746

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders’ Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 21.5 million and 21.6 million shares issued and outstanding, respectively	214	215
Additional paid-in-capital	160,177	161,174
Accumulated surplus	21,323	25,454
Total Company’s stockholders’ equity	181,714	186,843

Noncontrolling interests	12,231	11,558
Total Stockholders’ Equity	193,945	198,401

Total Liabilities and Stockholders’ Equity	$474,368	$473,147

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Rental revenues	$2,616	$2,413
Hotel revenues	10,019	7,544
Total revenues	12,635	9,957

Expenses:
Property operating expenses	694	688
Hotel operating expenses	8,295	7,603
Real estate taxes	689	92
General and administrative costs	999	1,012
Pre-opening costs	-	48
Depreciation and amortization	1,737	1,668
Total expenses	12,414	11,111

Interest and dividend income	522	2,296
Interest expense	(6,480)	(5,245)
Gain on disposition of real estate	-	1,121
Loss on sale of marketable securities	-	(359)
Unrealized gain/(loss) on marketable equity securities	3,093	(551)
Mark to market adjustments on derivative financial instruments	(15)	(408)
Loss from investment in unconsolidated affiliated real estate entity	(871)	(1,220)
Other expense, net	(656)	(2)
Net loss	(4,186)	(5,522)
Less: net loss/(income) attributable to noncontrolling interests	55	(534)
Net loss attributable to Company’s common shares	$(4,131)	$(6,056)

Basic and diluted net loss per Company’s common share:
Net loss per Company’s common share, basic and diluted	$(0.19)	$(0.28)

Weighted average number of common shares outstanding, basic and diluted	21,522	21,818

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(4,186)	$(5,522)

Other comprehensive income:
Holding loss on available for sale debt securities	-	(208)
Reclassification adjustment for loss included in net loss	-	359
Other comprehensive income:	-	151

Comprehensive loss	(4,186)	(5,371)

Less: Comprehensive loss/(income) attributable to noncontrolling interests	55	(527)
Comprehensive loss attributable to the Company’s common shares	$(4,131)	$(5,898)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

				Accumulated
			Additional	Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, December 31, 2022	21,840	$218	$164,331	$(159)	$50,051	$12,333	$226,774
Net loss	-	-	-	-	(6,056)	534	(5,522)
Other comprehensive income	-	-	-	159	-	(8)	151
Distributions declared(a)	-	-	-	-	(3,820)	-	(3,820)
Distributions paid to noncontrolling interests	-	-	-	-	-	(2,201)	(2,201)
Redemption and cancellation of common shares	(37)	-	(456)	-	-	-	(456)
Shares issued from distribution reinvestment program	7	-	83	-	-	-	83
BALANCE, March 31, 2023	21,810	$218	$163,958	$-	$40,175	$10,658	$215,009

(a)	Distributions per share were $0.175.

			Additional				Total
	Common		Paid-In		Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital		Surplus	Interests	Equity
BALANCE, December 31, 2023	21,581	$215	$161,174	-	$25,454	$11,558	$198,401
Net loss	-	-	-	-	(4,131)	(55)	(4,186)
Distributions paid to noncontrolling interests	-	-	-		-	(17)	(17)
Contributions received from noncontrolling interests	-	-	-		-	745	745
Redemption and cancellation of common shares	(82)	(1)	(997)		-	-	(998)
BALANCE, March 31, 2024	21,499	$214	$160,177	-	$21,323	$12,231	$193,945

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,186)	$(5,522)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,737	1,668
Gain on disposition of real estate	-	(1,121)
Loss from investment in unconsolidated affiliated real estate entity	871	1,220
Mark to market adjustments on derivative financial instruments	15	408
Unrealized (gain)/loss on marketable equity securities	(3,093)	551
Loss on sale of marketable securities	-	359
Amortization of deferred financing costs	772	736
Noncash interest income	-	(737)
Other non-cash adjustments	(13)	(5)
Changes in assets and liabilities:
Decrease in other assets	902	164
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	834	(2,024)
Cash used in operating activities	(2,161)	(4,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of development property and investment property	(357)	(5,929)
Purchase of marketable securities	-	(982)
Proceeds from sale of marketable securities	-	3,797
Proceeds from disposition of real estate	-	1,382
Investment in joint venture	(3)	(4)
Distributions from joint venture	27	15
Proceeds from redemption of preferred investment in related party	-	2,292
Funding of notes receivable	-	(300)
Release of reserves on notes receivable	-	300
Proceeds from repayment of notes receivable	-	14,000
Investment in unconsolidated affiliated real estate entity	(10)	(10)
Cash (used in)/provided investing activities	(343)	14,561

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	1,656	4,668
Mortgage principal payments	(376)	(11,618)
Proceeds from notes payable	3,000	-
Payment of loan fees and expenses	(120)	(25)
Redemption and cancellation of common shares	(998)	(456)
Contributions received from noncontrolling interests	745	-
Distributions paid to noncontrolling interests	(17)	(2,201)
Distributions paid to Company’s common stockholders	-	(3,743)
Cash provided by/(used in) financing activities	3,890	(13,375)

Change in cash, cash equivalents and restricted cash	1,386	(3,117)
Cash, cash equivalents and restricted cash, beginning of year	18,360	22,583
Cash, cash equivalents and restricted cash, end of period	$19,746	$19,466

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$11,787	$15,118
Restricted cash	7,959	4,348
Total cash, cash equivalents and restricted cash	$19,746	$19,466

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

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of March 31, 2024, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

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

As of March 31, 2024, the Company (i) has ownership interests in and consolidates two operating properties, two development projects and certain land holdings and (ii) has ownership interests through two unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Properties”) and a portfolio of five limited service hotel properties (the “Hotel JV Properties”).

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of March 31, 2024.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include the joint venture ownership interests held by either the Sponsor or its affiliates in (i) Pro-DFJV Holdings LLC (“PRO”), (ii) the 2nd Street Joint Venture and (iii) the Santa Monica Joint Venture (see Note 3). PRO’s holdings principally consist of Marco OP Units and Marco II OP Units (see Note 6). The 2nd Street Joint Venture owns Gantry Park Landing and the Santa Monica Joint Venture owns the Santa Monica Project (see Notes 3 and 7).

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT I and its Operating Partnership and its subsidiaries (over which Lightstone REIT I exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable accounting principles generally accepted in the U.S. (“GAAP”), and if deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest but have significant influence, the Company accounts for the investment using the equity method of accounting.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus REIT I, Inc. and its Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

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

The consolidated balance sheet as of December 31, 2023 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company’s income tax expense is included in other expense, net on its consolidated statements of operations. During the three months ended March 31, 2024, the Company recorded income tax expense of $0.8 million. During the three months ended March 31, 2023, the Company recorded income tax expense of $28.

As of March 31, 2024 and December 31, 2023, the Company had no material uncertain income tax positions.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Revenues

The following table represents the total hotel revenues from hotel operations on a disaggregated basis:

	For the Three Months ended March 31, 2024	For the Three Months ended March 31, 2023
Hotel revenues
Room	$4,387	$2,995
Food, beverage and other	5,632	4,549
Total hotel revenues	$10,019	$7,544

Land Parcel Sale

During the first quarter of 2023, the Company completed the disposition of a parcel of land, which was part of its St. Augustine Land Holdings, to an unrelated third party for a contractual sales price of $1.5 million and recognized a gain on disposition of real estate of $1.1 million during the three months ended March 31, 2023.

New Accounting Pronouncements

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

Concentration of Risk

As of March 31, 2024 and December 31, 2023, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

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

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current period’s presentation.

Supplemental Cash Flow Information

	For the Three Months Ended March 31,
	2024	2023
Cash paid for interest	$5,652	$6,678
Distributions declared but not paid	$-	$3,820
Capital expenditures for investment property in accounts payable, accrued expenses and other liabilities	$22	$1,190
Amortization of deferred financing costs included in development projects	$-	$139
Holding gain on marketable securities	$-	$151
Value of shares issued from distribution reinvestment program	$-	$83

3.	Development Projects

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

During the three months ended March 31, 2023, interest of $1.5 million was capitalized to the Exterior Street Project.

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

Including land and the acquisition costs discussed above, the Company has cumulatively incurred and capitalized $95.6 million of costs related to the development of the Exterior Street Project, which was its carrying value as of both March 31, 2024 and December 31, 2023. The Exterior Street Project is included in development projects on the consolidated balance sheets.

Santa Monica Project

The Company has a 50% joint venture ownership interest in the Santa Monica Joint Venture. The Santa Monica Joint Venture, which the Company consolidates, is between the Company and a related party. In March 2022, the Santa Monica Joint Venture originated a $49.0 million promissory note (the “Santa Monica Note Receivable”) to a borrower (the “Santa Monica Borrower”), which was collateralized by two development projects located in Santa Monica, California. The Santa Monica Note Receivable bore interest at SOFR + 7.00%, subject to a 7.15% floor.

During the first quarter of 2023, the Santa Monica Joint Venture received a partial paydown of $14.0 million on the Santa Monica Note Receivable in exchange for the release of one of the development projects from the underlying collateral pool. As a result, the remaining outstanding balance of the Santa Monica Note Receivable of $35.0 million was secured solely by the Santa Monica Project.

Due to financial difficulties, during the second quarter of 2023 the Santa Monica Borrower discontinued making monthly interest payments on the Santa Monica Note Receivable, which subsequently matured on August 31, 2023. On December 29, 2023, ownership of the Santa Monica Project was transferred to the Santa Monica Joint Venture via a deed in lieu of foreclosure transaction. In connection with the transfer, the aggregate outstanding principal and accrued interest for the Santa Monica Note Receivable of $36.7 million, which represented the fair value of the Santa Monica Project and approximated the carrying value of the Santa Monica Note Receivable, was reclassified from notes receivable, net to development projects on the consolidated balance sheet.

As of both March 31, 2024 and December 31, 2023, the carrying value of the Santa Monica Project was $36.7 million, which is included in development projects on the consolidated balance sheets.

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

In connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained senior mortgage loans from two different financial institutions. The first financial institution provided four separate senior mortgage loans, all to subsidiaries of the Columbus Joint Venture, aggregating $133.6 million. These four senior mortgage loans bear interest at SOFR + 2.19%, provide for interest-only payments for the first six years of their term and mature in December 2032. Each of these four senior mortgage loans is individually collateralized by one of the Columbus Properties (collectively, the “Columbus Portfolio I Properties”). The second financial institution provided five separate senior mortgage loans, all to subsidiaries of the Columbus Joint Venture, aggregating $167.2 million. These five senior mortgage loans bear interest at 4.85%, provide for interest-only payments for the first two years of their term and initially mature in December 2027, but may be further extended for an additional five years, subject to satisfaction of certain conditions. Each of these five senior mortgage loans is individually collateralized by one of the Columbus Properties (collectively, the “Columbus Portfolio II Properties”).

Additionally, in connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained an aggregate of $90.0 million in financing through two preferred investments (the “Columbus Preferred Investments”) from unrelated third parties. The first preferred investment of $38.6 million is collateralized by the Columbus Portfolio I Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal and has a mandatory redemption date of December 1, 2032. The second preferred investment of $51.4 million is collateralized by the Columbus Portfolio II Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal, and has a mandatory redemption date of December 1, 2027. As of March 31, 2024, the aggregate unpaid interest included in the outstanding balance of the Columbus Preferred Investments was $8.6 million. Furthermore, the Columbus Preferred Investments are subordinate to the nine senior mortgage loans.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Columbus Joint Venture Financial Information

The following table represents the condensed statements of operations for the Columbus Joint Venture:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Revenues	$10,617	$10,511

Property operating expenses	5,001	4,892
General and administrative expense	105	(45)
Depreciation and amortization	3,012	4,746
Operating income	2,499	918

Interest expense and other, net	(7,006)	(7,206)
Net loss	$(4,507)	$(6,288)

Company’s share of net loss (19.0%)	$(856)	$(1,195)
Additional depreciation and amortization expense(1)	(15)	(25)
Company’s loss from investment	$(871)	$(1,220)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Columbus Joint Venture and the amount of the underlying equity in net assets of the Columbus Joint Venture.

The following table represents the condensed balance sheets for the Columbus Joint Venture:

	As of	As of
	March 31, 2024	December 31, 2023
Investment property, net	$448,375	$449,813
Cash and restricted cash	23,896	25,640
Other assets	2,315	3,082
Total assets	$474,586	$478,535

Mortgages and loans payable, net	$392,648	$390,622
Other liabilities	9,647	11,149
Members’ equity	72,291	76,764
Total liabilities and members’ equity	$474,586	$478,535

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5.	Investment in Related Party

Hotel Joint Venture

During 2015, the Company formed the Hotel Joint Venture with Lightstone REIT II, a related party REIT also sponsored by the Sponsor. The Company has a 2.5% membership interest in the Hotel Joint Venture and Lightstone REIT II holds the remaining 97.5% membership interest. The Hotel Joint Venture holds ownership interests in the Hotel JV Properties, a portfolio of five limited service hotels, as of both March 31, 2024 and December 31, 2023.

The Company accounts for its 2.5% membership interest in the Hotel Joint Venture using a measurement alternative pursuant to which its investment is measured at cost, adjusted for observable price changes and impairments, if any, and as of both March 31, 2024 and December 31, 2023, the carrying value of its investment was $0.5 million, which is classified as investment in related parties on the consolidated balance sheets.

6.	Marketable Securities, Derivative Financial Instruments, Fair Value Measurements and Notes Payable

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of March 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$5,598	$119	$(150)	$5,567
Marco OP Units and Marco II OP Units	19,227	13,517	-	32,744
	$24,825	$13,636	$(150)	$38,311

	As of December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$5,598	$-	$(226)	$5,372
Marco OP Units and Marco II OP Units	19,227	10,619	-	29,846
Total	$24,825	$10,619	$(226)	$35,218

As of both March 31, 2024 and December 31, 2023, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are both exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon Inc. in exchange for cash or similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $156.49 per share and $111.97 per share as of March 31, 2024 and 2023, respectively. Additionally, the closing price of Simon Stock was $142.64 per share as of December 31, 2023.

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

As of March 31, 2024 and December 31, 2023, the Company had two interest rate cap contracts with notional amounts of $110.0 million and $31.3 million pursuant to which SOFR is capped at 5.50% through December 1, 2024 and June 1, 2025, respectively. See Note 7.

The aggregate fair value of the interest rate cap contracts was $48 and $62 as of March 31, 2024 and December 31, 2023, respectively, and is included in other assets on the consolidated balance sheets.

For the three months ended March 31, 2024 and 2023, the Company recorded negative mark to market adjustments of $15 and $0.4 million, respectively on the consolidated statements of operations, representing the change in the fair value of these economic hedges during such periods.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Marketable securities and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of March 31, 2024	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$1,517	$4,050	$-	$5,567
Marco OP and OP II Units	-	32,744	-	32,744
Total	$1,517	$36,794	$-	$38,311

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$48	$-	$48

	Fair Value Measurement Using
As of December 31, 2023	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$1,383	$3,989	$-	$5,372
Marco OP and OP II Units	-	29,846	-	29,846
Total	$1,383	$33,835	$-	$35,218

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$62	$-	$62

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

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (6.18% as of March 31, 2024) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of March 31, 2024 and December 31, 2023.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2024 and bears interest at SOFR plus 1.35% (6.68% as of March 31, 2024). The Line of Credit is collateralized by an aggregate of 187,019 of Marco OP Units and is guaranteed by PRO.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of March 31, 2024, the amount of borrowings available to be drawn under the Line of Credit was $16.1 million of which the outstanding principal balance of the Line of Credit was $3.0 million which is presented, net of deferred financing fees of $7, on the consolidated balance sheets and is classified as notes payable, net. As of December 31, 2023, the amount of borrowings available to be drawn under the Line of Credit was $14.7 million and no amounts were outstanding.

The Company currently intends to seek to extend or refinance the Line of Credit on or before its scheduled maturity date.

7.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

	Interest Rate	Weighted Average Interest Rate for the Three Months Ended March 31, 2024	Maturity Date	Amount Due at Maturity	As of March 31, 2024	As of December 31, 2023
Gantry Park Mortgage Loan	4.48%	4.48%	November 2024	$65,317	$66,321	$66,697

Moxy Senior Loan	SOFR + 4.00% (floor of 7.50%)	9.47%	December 2026	107,397	107,397	106,108

Moxy Junior Loan	SOFR + 8.75% (floor of 12.25%)	14.28%	December 2026	30,569	30,569	30,202

Exterior Street Loan	SOFR + 2.85%	8.35%	November 2024	35,000	35,000	35,000

Exterior Street Supplemental Loan	SOFR + 2.85%	8.29%	November 2024	7,000	7,000	7,000

Santa Monica Loan	SOFR + 4.50%	9.42%	August 2024	19,476	19,476	19,476
Total mortgages payable		8.59%		$264,759	265,763	264,483

Less: Deferred financing costs					(4,125)	(4,785)

Total mortgages payable, net					$261,638	$259,698

One-month SOFR as of March 31, 2024 and December 31, 2023 was 5.33% and 5.35%, respectively. The Company’s loans are secured by the indicated real estate/investment and are non-recourse to the Company, unless otherwise indicated.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Santa Monica Loan

On June 30, 2022, the Santa Monica Joint Venture obtained a loan of up to $33.1 million (the “Santa Monica Loan”) which initially bore interest at SOFR + 3.50%. The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and was previously collateralized by the Santa Monica Note Receivable, which was issued by the Santa Monica Joint Venture. During the first quarter of 2023, the Santa Monica Joint Venture received a $14.0 million paydown on the Santa Monica Note Receivable, of which it used $11.3 million to make a paydown on the Santa Monica Loan, which reduced its outstanding balance to $21.5 million. The Santa Monica Loan was initially scheduled to mature on December 30, 2023, however, on September 5, 2023, the Santa Monica Joint Venture exercised an option to extend its maturity date to February 29, 2024. In connection with this extension, the Santa Monica Joint Venture made an additional principal paydown of $2.1 million, which reduced the outstanding balance of the Santa Monica Loan to $19.5 million. Additionally, the Santa Monica Joint Venture funded $0.9 million into a cash collateral reserve account to cover the interest payments through February 29, 2024.

In connection with the transfer of ownership of the Santa Monica Project to the Santa Monica Joint Venture on December 29, 2023, the Santa Monica Loan was modified to substitute the Santa Monica Project as the underlying collateral and the maturity date was further extended to August 1, 2024. Subsequently in March 2024, the Santa Monica Loan was again modified pursuant to which the interest rate was changed to SOFR + 4.5%, subject to a floor of 7.5%, the maturity date was changed to August 31, 2024 and the interest reserve was replenished to cover the payments due through August 31, 2024.

See Note 3 for additional information.

Moxy Mortgage Loans

On November 29, 2023, the Company entered into a mortgage loan facility (the “Moxy Senior Loan”) with an unrelated third party providing for up to $110.0 million. At closing, $106.1 million of proceeds were advanced under the Moxy Senior Loan and the remaining availability of $3.9 million could only be drawn to cover operating losses, subject to various conditions. The Moxy Senior Loan bears interest at SOFR plus 4.00%, subject to a 7.50% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of December 31, 2023, the outstanding principal balance of the Moxy Senior Loan was unchanged at $106.1 million and during the first quarter of 2024 an additional $1.3 million was funded and as a result, the outstanding principal balance and remaining availability were $107.4 million and $2.6 million, respectively, as of March 31, 2024.

Simultaneously on November 29, 2023, the Company also entered into a mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with an unrelated third party providing for up to $31.3 million. At closing, $30.2 million of proceeds were advanced under the Moxy Junior Loan and the remaining availability of $1.1 million could only be drawn for operating losses, subject to various conditions. The Moxy Junior Loan bears interest at SOFR plus 8.75%, subject to a 12.25% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of December 31, 2023, the outstanding principal balance of the Moxy Junior Loan was unchanged at $30.2 million and during the first quarter of 2024 an additional $0.4 million was funded and as a result, the outstanding principal balance and remaining availability were $30.6 million and $0.7 million, respectively, as of March 31, 2024.

The Moxy Mortgage Loans require monthly interest-only payments through their maturity dates and are collateralized by the Lower East Side Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. Aggregate proceeds of $130.0 million advanced at the closing of the Moxy Mortgage Loans were used to repay in full existing construction mortgage indebtedness, which was collateralized by the Lower East Side Moxy Hotel.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Pursuant to the terms of the Moxy Mortgage Loans, the Company is required to enter into two interest rate cap contracts with an aggregate notional amount of $141.3 million (equal to the total maximum amounts available under the Moxy Senior Loan and the Moxy Junior Loan) for as long as the Moxy Mortgage Loans remain outstanding. On November 29, 2023, the Company entered into two interest rate cap agreements with notional amounts of $110.0 million and $31.3 million ($141.3 million in the aggregate) pursuant to which the SOFR rate is capped at 5.50% through December 1, 2024 and June 1, 2025 for the Moxy Junior Loan and the Moxy Senior Loan, respectively, at an aggregate cost of $0.2 million.

In connection with obtaining the Moxy Mortgage Loans, the Company provided certain interest and carry costs guarantees and paid $4.1 million of loan fees and expenses.

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

On November 22, 2022, the Company and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.60% and their maturity dates were extended to November 24, 2023. On October 31, 2023, the Company and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.85% (8.18% as of March 31, 2024) and their maturity dates were extended to November 24, 2024. As of March 31, 2024, the outstanding aggregate principal balance of the Exterior Street Loans was $42.0 million.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of March 31, 2024:

	2024	2025	2026	2027	2028	Thereafter	Total
Principal maturities	$127,797	$-	$137,966	$-	$-	$-	$265,763
Less: Deferred financing costs							(4,125)
Total principal maturities, net							$261,638

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of March 31, 2024, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Mortgage Debt Maturities

The Santa Monica Loan (outstanding principal balance of $19.5 million as of March 31, 2024) is scheduled to mature on August 31, 2024. The Company currently intends to refinance the Santa Monica Loan on or before its scheduled maturity date.

The Gantry Park Mortgage Loan (outstanding aggregate principal balance of $66.3 million as of March 31, 2024) matures on November 19, 2024. The Company currently intends to seek to extend or refinance the Gantry Park Mortgage Loan on or before its scheduled maturity date.

The Exterior Street Loans (outstanding aggregate principal balance of $42.0 million as of March 31, 2024) mature on November 24, 2024. The Company currently intends to seek to extend or refinance the Exterior Street Loans on or before their scheduled maturity date.

However, if the Company is unable to extend or refinance its maturing mortgage indebtedness at favorable terms, it will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

8.	Equity

Distributions on Common Shares

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

Effective March 18, 2021 and May 14, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to the Company’s current estimated net asset value per share of common stock (“NAV per Share”), as determined by the Board of Directors and reported by the Company from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration. On March 18, 2022, the Board of Directors approved an increase to the annual threshold for death redemptions from up to 0.5% to 1.0%.

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

For the three months ended March 31, 2024, the Company repurchased 81,895 Common Shares at a weighted average price per share of $12.19. For the three months ended March 31, 2023, the Company repurchased 37,405 Common Shares at a weighted average price per share of $12.19.

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

The Company has various agreements, including an advisory agreement, with the Advisor and its affiliates to pay certain fees in exchange for services performed by these entities and other related parties. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor and its affiliates to perform such services as provided in these agreements.

During the first quarter of 2024, the Advisor agreed to allow the Company to temporarily defer the payment of asset management fees. As of March 31, 2024 and December 31, 2023, $1.0 million and $0.5 million, respectively, of asset management fees were owed to the advisor and included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The Company, pursuant to the related party arrangements, has recorded the following amounts for the periods indicated:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Asset management fees (general and administrative costs)	$504	$555
Property management fees (property operating expenses)	77	72
Development fees and cost reimbursement(1)	11	406
Total	$592	$1,033

(1)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates were recorded as property operating expenses for the three months ended March 31, 2024 and were capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed for the three months ended March 31, 2023.

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

During the three months ended March 31, 2023, distributions of $0.5 million were declared and paid on the SLP units.

10.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, other assets and accounts payable, accrued expenses and other liabilities approximate their fair values because of the short maturity of these instruments.

The carrying amount and estimated fair value of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$265,763	$264,499	$264,483	$262,953

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

11.	Commitments and Contingencies

Hotel Franchise Agreement

The Lower East Side Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott International, Inc. (“Marriott”). The Hotel Franchise Agreement provides for the Company to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, the Company received a Key Money payment of $4.7 million from Marriott during the fourth quarter of 2022. The Key Money, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. As of March 31, 2024 and December 31, 2023, the remaining unamortized balance of the Key Money was $4.5 million and $4.6 million, respectively. Pursuant to the terms of the Hotel Franchise Agreement, the Company may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust(“REIT”);

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a REIT.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Business and Structure

Lightstone Value Plus REIT I, Inc., is a Maryland corporation (“Lightstone REIT I”), formed on June 8, 2004, which has elected to be taxed and qualify as a REIT for U.S. federal income tax purposes. Lightstone REIT I was formed primarily for the purpose of engaging in the business of investing in and owning commercial and multifamily residential real estate properties and making other real estate-related investments located throughout the U.S.

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of our current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of March 31, 2024, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

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

As of March 31, 2024, we (i) have ownership interests in and consolidate two operating properties, two development projects and certain land holdings and (ii) have ownership interests through two unconsolidated joint ventures in the Columbus Properties, a portfolio of nine multifamily residential properties and the Hotel JV Properties, a portfolio of five limited service hotel properties.

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

Concentration of Credit Risk

As of March 31, 2024 and 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

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

Wholly Owned and Consolidated Real Estate Properties:

As of March 31, 2024, we (i) have ownership interests in and consolidate two operating properties (Lower East Side Moxy Hotel and Gantry Park Landing), two development projects (Exterior Street Project and Santa Monica Project) and certain land holdings (St. Augustine Land Holdings) and (ii) have ownership interests through two unconsolidated joint ventures (Columbus Joint Venture and Hotel Joint Venture) in a portfolio of nine multifamily residential properties and a portfolio of five commercial hotel properties.

Consolidated Properties

Lower East Side Moxy Hotel

We wholly own the Lower East Side Moxy Hotel, a 303-room Marriott branded hotel located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022. The following table contains certain information for the Lower East Side Moxy Hotel for the dates indicated.

			Year to Date	Percentage Occupied for the three Months Ended	RevPAR for the three Months Ended	ADR for the three Months Ended
	Location	Year Built	Available Rooms	March 31, 2024	March 31, 2024	March 31, 2024
Lower East Side Moxy Hotel	Bowery, New York	2022	27,573	83%	$159.09	$191.80

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

	Location	Year Built	Leasable Units	Percentage Occupied as of March 31, 2024	Annualized Revenues based on rents at March 31, 2024	Annualized Revenues per unit at March 31, 2024
Gantry Park Landing	Queens, New York	2013	199	97%	$10.3 million	$53,644

Annualized revenue is defined as the minimum monthly payments due as of March 31, 2024 annualized.

Development Projects

Exterior Street Project

We wholly own the Exterior Street Project, a proposed mixed-use multifamily residential and commercial retail project. In February 2019, we acquired two adjacent parcels of land located at 355 and 399 Exterior Street, located in the Mott Haven neighborhood in the Bronx borough of New York City, and subsequently acquired an additional adjacent wedge parcel in September 2021. On these three land parcels we plan, subject to certain conditions, to construct the Exterior Street Project. As of both March 31, 2024 and December 31, 2023, the carrying value of the Exterior Street Project was $95.6 million, which is included in development projects on the consolidated balance sheets.

Santa Monica Project

We have a 50% joint venture ownership interest in the Santa Monica Joint Venture, which owns the Santa Monica Project, a proposed multifamily residential project. The Santa Monica Joint Venture owns land parcels located in Santa Monica, California, which were acquired in December 2023 via a deed in lieu of foreclosure transaction. The Santa Monica Joint Venture, which we consolidate, is between us and a related party. As of both March 31, 2024 and December 31, 2023, the carrying value of the Santa Monica Project was $36.7 million, which is included in development projects on the consolidated balance sheets.

St. Augustine Land Holdings

We wholly own the St. Augustine Land Holdings, consisting of various adjacent land parcels located in St. Augustine, Florida on which we previously operated the St. Augustine Outlet Center, a commercial retail property, through July 15, 2022. The St. Augustine Outlet Center was substantially demolished during the third quarter of 2022 in order to prepare the site’s various land parcels for potential sale and/or lease. During the first quarter of 2023, we completed the disposition of a parcel of land, which was part of the St. Augustine Land Holdings, to an unrelated third party for a contractual sales price of $1.5 million and recognized a gain on disposition of real estate of $1.1 million during the first quarter of 2023. As of both March 31, 2024 and December 31, 2023, the aggregate carrying value of the St. Augustine Land Holdings was $4.6 million, which is included in land and land improvements on the consolidated balance sheets.

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

				Percentage Occupied as of	Annualized Revenues based on rents at	Annualized Revenue per unit at
	Location	Year Built	Leasable Units	March 31, 2024	March 31, 2024	March 31, 2024
9 multifamily residential properties within the Columbus Joint Venture	Columbus, Ohio	2004	2,564	88%	$42.80 million	$18,525

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

Results of Operations

For the Three Months Ended March 31, 2024 vs. March 31, 2023

Consolidated

Rental revenues

Our rental revenues are comprised of rental income and tenant recovery income. Total rental revenues increased by $0.2 million to $2.6 million for the three months ended March 31, 2024 compared to $2.4 million for the same period in 2023.

Hotel revenues

Our hotel revenues are comprised of room revenue and food, beverage and other revenue.

Total hotel revenues were $10.0 million and $7.5 million for the three months ended March 31, 2024 and 2023, respectively. Room revenues were $4.4 million and $3.0 million and food, beverage and other revenues were $5.6 million and $4.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase in room revenues was attributable to higher occupancy during the 2024 period.

Property operating expenses

Property operating expenses were $0.7 million for both of the three months ended March 31, 2024 and 2023.

Hotel operating expenses

Total hotel operating expenses were $8.3 million and $7.6 million for the three months ended March 31, 2024 and 2023, respectively. Room expenses were $3.5 million and $2.8 million and food and beverage costs were $4.8 million and $4.8 million for the three months ended March 31, 2024 and 2023, respectively. The increase in room expenses was attributable to higher occupancy during the 2024 period.

Real estate taxes

Real estate taxes increased by $0.6 million to $0.7 million for the three months ended March 31, 2024 compared to $0.1 million for the same period in 2023. The increase is primarily attributable to an increase in real estate taxes related to the Lower East Side Moxy Hotel.

General and administrative costs

General and administrative costs were $1.0 million for both of the three months ended March 31, 2024 and 2023.

Depreciation and amortization

Depreciation and amortization was $1.7 million for both of the three months ended March 31, 2024 and 2023.

Interest and dividend income

Interest and dividend income decreased by $1.8 million to $0.5 million for the three months ended March 31, 2024 compared to $2.3 million for the same period in 2023. The decrease primarily reflects a reduction of interest income of $1.7 million on our notes receivable and preferred investment, which were no longer outstanding during the three months ended March 31, 2024.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by $1.2 million to $6.5 million for the three months ended March 31, 2024 compared to $5.2 million for the same period in 2023. Interest expense is primarily attributable to financings associated with our investments and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods. Additionally, during the three months ended March 31, 2023, $1.5 million of interest was capitalized to development projects.

Unrealized gain/(loss) on marketable equity securities

During the three months ended March 31, 2024, we recorded unrealized gains on marketable equity securities of $3.1 million and during the three months ended March 31, 2023, we recorded unrealized losses on marketable equity securities of $0.6 million.

Loss on sale of marketable securities

During the three months ended March 31, 2023, we recorded a loss on the sale of marketable securities of $0.4 million.

Mark to market adjustments on derivative financial instruments

During the three months ended March 31, 2024 and 2023, we recorded negative mark to market adjustments of $15 and $0.4 million, respectively.

Gain on disposition of real estate

During the three months ended March 31, 2023, we recognized a gain on the disposition of real estate of $1.1 million related to the sale of a parcel of land which was part of the St. Augustine Land Holdings.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated entity was $0.9 million and $1.2 million during the three months ended March 31, 2024 and 2023, respectively. Our loss from investment in unconsolidated affiliated entity is attributable to our unconsolidated 19% joint venture ownership interest in the Columbus Joint Venture.

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

Financial Condition, Liquidity and Capital Resources

Overview:

As of March 31, 2024, we had $11.8 million of cash on hand, $8.0 million of restricted cash and $38.3 million of marketable securities. We also have remaining availability, subject to certain conditions, on our mortgage debt collateralized by the Lower East Side Moxy Hotel. See “Moxy Mortgage Loans” for additional information. Additionally, we have the ability to make draws from a non-revolving line of credit (the “Line of Credit”), subject to certain conditions and a margin loan (the “Margin Loan”). See “Notes Payable – Line of Credit” and “Notes Payable” – Margin Loan” for additional information. We currently believe that these items along with revenues from our operating properties; and interest and dividend income earned on our cash and marketable securities; as well as proceeds received from the potential sales of our marketable securities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (including certain of our development activities), contributions to our unconsolidated affiliated entity (Columbus Joint Venture), redemptions and cancellations of Common Shares, and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and/or refinancing of existing debt.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for so-called “balloon” payments.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2024, our total borrowings of $268.8 million represented 123% of net assets.

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

In addition to meeting working capital needs and making distributions to our stockholders, if any, required to maintain our status as a REIT, our capital resources are used to make certain payments to our Advisor and its affiliates, including payments for asset acquisition fees and the reimbursement of acquisition related expense, development fees, construction management fees, leasing commissions, asset management fees, and property management fees (except for our hotel, which is managed by unrelated third party property managers). We also reimburse our Advisor and its affiliates for actual expenses it incurs for certain administrative and other services provided to us. During the first quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management fees. As of March 31, 2024 and December 31, 2023, $1.0 million and $0.5 million of asset management fees were owed to the advisor and included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. (see Note 9 of Notes to Consolidated Financial Statements).

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Asset management fees (general and administrative costs)	$504	$555
Property management fees (property operating expenses)	77	72
Development fees and cost reimbursement(1)	11	406
Total	$592	$1,033

(1)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates were recorded as property operating expenses for the three months ended March 31, 2024 and were capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed for the three months ended March 31, 2023.

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

During the three months ended March 31, 2023, distributions of $0.5 million were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities	$(2,161)	$(4,303)
Cash flows (used in)/provided by investing activities	(343)	14,561
Cash flows provided by/(used in) financing activities	3,890	(13,375)
Change in cash, cash equivalents and restricted cash	1,386	(3,117)

Cash, cash equivalents and restricted cash, beginning of year	18,360	22,583
Cash, cash equivalents and restricted cash, end of the period	$19,746	$19,466

Operating activities

The cash used in operating activities of $2.2 million for the three months ended March 31, 2024 consists of the following:

●	cash outflows of $3.9 million from our net loss after adjustment for non-cash items; and

●	cash inflows of $1.7 million associated with the net changes in operating assets and liabilities.

Investing activities

The cash used in investing activities of $0.3 million for the three months ended March 31, 2024 consists primarily of the purchase of investment property.

Financing activities

The cash provided by financing activities of $3.9 million for the three months ended March 31, 2024 is primarily related to the following:

●	debt principal payments of $0.4 million;

●	net proceeds from mortgage financing of $1.7 million;

●	net proceeds from notes payable financing of $3.0 million;

●	payment of loan fees and expenses of $0.1 million;

●	redemptions and cancellation of common shares of $1.0 million; and

●	contributions received from noncontrolling interests of $0.7 million.

Santa Monica Project

We have a 50% joint venture ownership interest in the Santa Monica Joint Venture. The Santa Monica Joint Venture, which we consolidate, is between us and a related party. In March 2022, the Santa Monica Joint Venture originated a $49.0 million promissory note (the “Santa Monica Note Receivable”) to a borrower (the “Santa Monica Borrower”), which was collateralized by two development projects located in Santa Monica, California. The Santa Monica Note Receivable bore interest at SOFR + 7.00%, subject to a 7.15% floor.

During the first quarter of 2023, the Santa Monica Joint Venture received a partial paydown of $14.0 million on the Santa Monica Note Receivable in exchange for the release of one of the development projects from the underlying collateral pool. As a result, the remaining outstanding balance of the Santa Monica Note Receivable of $35.0 million was secured solely by the Santa Monica Project.

Due to financial difficulties, during the second quarter of 2023 the Santa Monica Borrower discontinued making monthly interest payments on the Santa Monica Note Receivable, which subsequently matured on August 31, 2023. On December 29, 2023, ownership of the Santa Monica Project was transferred to the Santa Monica Joint Venture via a deed in lieu of foreclosure transaction. In connection with the transfer, the aggregate outstanding principal and accrued interest for the Santa Monica Note Receivable of $36.7 million, which represented the fair value of the Santa Monica Project and approximated the carrying value of the Santa Monica Note Receivable, was reclassified from notes receivable, net to development projects on the consolidated balance sheet.

As of both March 31, 2024 and December 31, 2023, the carrying value of the Santa Monica Project was $36.7 million, which is included in development projects on the consolidated balance sheets.

Santa Monica Loan

On June 30, 2022, the Santa Monica Joint Venture obtained a loan of up to $33.1 million (the “Santa Monica Loan”) which initially bore interest at SOFR + 3.50%. The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and was previously collateralized by the Santa Monica Note Receivable, which was issued by the Santa Monica Joint Venture. During the first quarter of 2023, the Santa Monica Joint Venture received a $14.0 million paydown on the Santa Monica Note Receivable, of which $11.3 million was used to make a paydown on the Santa Monica Loan, which reduced its outstanding balance to $21.5 million. The Santa Monica Loan was initially scheduled to mature on December 30, 2023, however, on September 5, 2023, the Santa Monica Joint Venture exercised an option to extend its maturity date to February 29, 2024. In connection with this extension, the Santa Monica Joint Venture made an additional principal paydown of $2.1 million, which reduced the outstanding balance of the Santa Monica Loan to $19.5 million. Additionally, the Santa Monica Joint Venture funded $0.9 million into a cash collateral reserve account to cover the interest payments through February 29, 2024.

In connection with the transfer of ownership of the Santa Monica Project to the Santa Monica Joint Venture on December 29, 2023, the Santa Monica Loan was modified to substitute the Santa Monica Project as the underlying collateral. Subsequently, in March 2024, the Santa Monica Loan was again modified pursuant to which the interest rate was changed to SOFR + 4.5%, subject to a floor of 7.5%, the maturity date was changed to August 31, 2024 and the interest reserve was replenished to cover the payments due through August 31, 2024. As of March 31, 2024, the outstanding aggregate principal balance of the Santa Monica Loan was $19.5 million.

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

During the three months ended March 31, 2023, interest of $1.5 million was capitalized to the Exterior Street Project.

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

Including the land acquisition costs discussed above, we have cumulatively incurred and capitalized $95.6 million, of costs related to the development of the Exterior Street Project as of both March 31, 2024 and December 31, 2023. The Exterior Street Project is included in development projects on the consolidated balance sheets.

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

On November 22, 2022, we and the financial institution entered into the second amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.60% and their maturity dates were extended to November 24, 2023. On October 31, 2023, we and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.85% (8.18% as of March 31, 2024) and their maturity date was further extended to November 24, 2024. As of March 31, 2024, the outstanding aggregate principal balance of the Exterior Street Loans was $42.0 million.

Moxy Mortgage Loans

On November 29, 2023, we entered into a mortgage loan facility (the “Moxy Senior Loan”) with an unrelated third party providing for up to $110.0 million. At closing, $106.1 million of proceeds were advanced under the Moxy Senior Loan and the remaining availability of $3.9 million could only be drawn to cover operating losses, subject to various conditions. The Moxy Senior Loan bears interest at SOFR plus 4.00%, subject to a 7.50% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of December 31, 2023, the outstanding principal balance of the Moxy Senior Loan was unchanged at $106.1 million and during the first quarter of 2024 an additional $1.3 million was funded and as a result, the outstanding principal balance and remaining availability were $107.4 million and $2.6 million, respectively, as of March 31, 2024.

Simultaneously on November 29, 2023, we also entered into a mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with an unrelated third party providing for up to $31.3 million. At closing, $30.2 million of proceeds were advanced under the Moxy Junior Loan and the remaining availability of $1.1 million could only be drawn for operating losses, subject to various conditions. The Moxy Junior Loan bears interest at SOFR plus 8.75%, subject to a 12.25% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of December 31, 2023, the outstanding principal balance of the Moxy Junior Loan was unchanged at $30.2 million and during the first quarter of 2024 an additional $0.4 million was funded and as a result, the outstanding principal balance and remaining availability were $30.6 million and $0.7 million, respectively, as of March 31, 2024.

The Moxy Mortgage Loans require monthly interest-only payments through their maturity dates and are collateralized by the Lower East Side Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. Aggregate proceeds of $130.0 million advanced at the closing of the Moxy Mortgage Loans were used to repay in full existing construction mortgage indebtedness, which was collateralized by the Lower East Side Moxy Hotel.

Pursuant to the terms of the Moxy Mortgage Loans, we are required to enter into two interest rate cap contracts with an aggregate notional amount of $141.3 million (equal to the total maximum amounts available under the Moxy Senior Loan and the Moxy Junior Loan) for as long as the Moxy Mortgage Loans remain outstanding. On November 29, 2023, we entered into two interest rate cap agreements with notional amounts of $110.0 million and $31.3 million ($141.3 million in the aggregate) pursuant to which the SOFR rate is capped at 5.50% through December 1, 2024 and June 1, 2025 for the Moxy Junior Loan and the Moxy Senior Loan, respectively, at an aggregate cost of $0.2 million.

In connection with obtaining the Moxy Mortgage Loans, we provided certain interest and carry costs guarantees and paid $4.1 million of loan fees and expenses.

Contractual Mortgage Obligations

The following is a summary of our contractual mortgage obligations outstanding over the next five years and thereafter as of March 31, 2024.

Contractual Mortgage Obligations	2024	2025	2026	2027	2028	Thereafter	Total
Principal Payments	$127,797	$-	$137,966	$-	$-	$-	$265,763
Interest Payments[1]	16,276	14,521	14,521	-	-	-	45,318
Total Contractual Obligations	$144,073	$14,521	$152,487	$-	$-	$-	$311,081

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate, as applicable as of March 31, 2024 was used.

Certain of our debt agreements require the maintenance of prescribed ratios, including debt service coverage. As of March 31, 2024, we were in compliance with all our financial covenants.

Mortgage Debt Maturities

The Santa Monica Loan (outstanding principal balance of $19.5 million as of March 31, 2024) is scheduled to mature on August 31, 2024. We currently intend to refinance the Santa Monica Loan on or before its scheduled maturity date.

The mortgage loan collateralized by Gantry Park Landing (the “Gantry Park Mortgage Loan”) (outstanding aggregate principal balance of $66.3 million as of March 31, 2024) is scheduled to mature on November 19, 2024. We currently intend to seek to extend or refinance the Gantry Park Mortgage Loan on or before its scheduled maturity date.

The Exterior Street Loans (outstanding aggregate principal balance of $42.0 million as of March 31, 2024) are scheduled to mature on November 24, 2024. We currently intend to seek to extend or refinance the Exterior Street Loans on or before their scheduled maturity date.

However, if we are unable to extend or refinance any of our maturing mortgage indebtedness at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. We have no additional significant maturities of mortgage debt over the next 12 months.

Notes Payable

Margin Loan

We have access to the Margin Loan from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (6.18% as of March 31, 2024) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of March 31, 2024 and December 31, 2023.

Line of Credit

We have a Line of Credit with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2024 and bears interest at SOFR plus 1.35% (6.68% as of March 31, 2024). The Line of Credit is collateralized by an aggregate of 187,019 of Marco OP Units and is guaranteed by PRO.

As of March 31, 2024, the amount of borrowings available to be drawn under the Line of Credit was $16.1 million of which the outstanding principal balance of the Line of Credit was $3.0 million which is presented, net of deferred financing fees of $7, on the consolidated balance sheets and is classified as notes payable, net. As of December 31, 2023, the amount of borrowings available to be drawn under the Line of Credit was $14.7 million and no amounts were outstanding.

We currently intend to seek to extend or refinance the Line of Credit on or before its scheduled maturity date.

Distributions

Common Shares

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

For the three months ended March 31, 2024, we repurchased 81,895 Common Shares at a weighted average price per share of $12.19. For the three months ended March 31, 2023, we repurchased 37,405 Common Shares at a weighted average price per share of $12.19.

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

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net loss	$(4,186)	$(5,522)
FFO adjustments:
Depreciation and amortization	1,737	1,668
Adjustments to equity earnings from unconsolidated affiliated entity	587	926
Income tax on redemptions of preferred investments in related parties	745	-
Gain on disposal of investment property	-	(1,121)
FFO	(1,117)	(4,049)
MFFO adjustments:
Noncash adjustments:
Mark to market adjustments(1)	(3,079)	959
Loss on sale of marketable securities(2)	-	359
MFFO	(4,196)	(2,731)
Straight-line rent(3)	10	11
MFFO - IPA recommended format	$(4,186)	$(2,720)

Net loss	$(4,186)	$(5,522)
Less: loss/(income) attributable to noncontrolling interests	55	(534)
Net loss applicable to Company’s common shares	$(4,131)	$(6,056)
Net loss per common share, basic and diluted	$(0.19)	$(0.28)

FFO	$(1,117)	$(4,049)
Less: FFO attributable to noncontrolling interests	(171)	(668)
FFO attributable to Company’s common shares	$(1,288)	$(4,717)
FFO per common share, basic and diluted	$(0.06)	$(0.22)

MFFO - IPA recommended format	$(4,186)	$(2,720)
Less: MFFO attributable to noncontrolling interests	15	(751)
MFFO attributable to Company’s common shares	$(4,171)	$(3,471)

Weighted average number of common shares outstanding, basic and diluted	21,522	21,818

Notes:

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to our common shares:

From inception through March 31, 2024
FFO attributable to Company’s common shares	$251,597
Distributions paid	$292,086

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this *Quarterly Report on Form 10-!, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 15, 2024, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: May 15, 2024	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)