Form 10-Q
period 2024-09-30
Lightstone Value Plus REIT I, Inc.
filed 2024-11-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐   No ☑

As of November 7, 2024, there were approximately 21.2 million outstanding shares of common stock of Lightstone Value Plus REIT I, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	As of September 30, 2024	As of December 31, 2023
	(unaudited)
Assets

Investment property:
Land and improvements	$93,293	$95,780
Building and improvements	173,170	172,729
Furniture and fixtures	17,614	17,300
Construction in progress	248	1,427
Gross investment property	284,325	287,236
Less: accumulated depreciation	(27,869)	(22,652)
Net investment property	256,456	264,584

Development projects	97,800	132,370
Investment in related party	447	490
Investment in unconsolidated affiliated entity	14,207	16,914
Cash and cash equivalents	27,020	10,547
Marketable securities	41,041	35,218
Restricted cash	7,100	7,813
Other assets	4,399	5,211
Total Assets	$448,470	$473,147

Liabilities and Stockholders’ Equity

Mortgages payable, net	$263,357	$259,698
Notes payable, net	2,999	-
Accounts payable, accrued expenses and other liabilities	15,569	15,048
Total Liabilities	281,925	274,746

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders’ Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 21.3 million and 21.6 million shares issued and outstanding, respectively	213	215
Additional paid-in-capital	158,277	161,174
Accumulated surplus	5,109	25,454
Total Company’s stockholders’ equity	163,599	186,843

Noncontrolling interests	2,946	11,558
Total Stockholders’ Equity	166,545	198,401

Total Liabilities and Stockholders’ Equity	$448,470	$473,147

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental revenues	$2,593	$2,584	$7,916	$7,534
Hotel revenues	13,084	13,259	37,444	33,746
Total revenues	15,677	15,843	45,360	41,280

Expenses:
Property operating expenses	846	792	2,306	2,259
Hotel operating expenses	8,825	8,828	26,613	25,489
Real estate taxes	839	635	2,217	851
General and administrative costs	941	1,065	2,917	3,029
Impairment charges	34,353	-	34,353	-
Pre-opening costs	-	69	-	85
Depreciation and amortization	1,755	1,860	5,260	5,211
Total expenses	47,559	13,249	73,666	36,924

Interest and dividend income	673	1,929	1,771	6,049
Interest expense	(6,385)	(7,012)	(19,217)	(19,173)
Gain on disposition of real estate	2,749	-	13,601	1,121
Loss on sale of marketable securities	-	(297)	-	(656)
Unrealized gain/(loss) on marketable equity securities	3,761	(1,322)	5,824	(821)
Mark to market adjustments on derivative financial instruments	(25)	(680)	(62)	(1,050)
Loss from investment in unconsolidated affiliated real estate entity	(945)	(1,261)	(2,718)	(3,621)
Other income/(expense), net	113	(2,404)	(542)	(2,376)
Net loss	(31,941)	(8,453)	(29,649)	(16,171)
Less: net loss/(income) attributable to noncontrolling interests	9,353	(364)	9,304	(1,439)
Net loss attributable to Company’s common shares	$(22,588)	$(8,817)	$(20,345)	$(17,610)

Net loss per Company’s common share, basic and diluted	$(1.06)	$(0.41)	$(0.95)	$(0.81)

Weighted average number of common shares outstanding, basic and diluted	21,358	21,679	21,438	21,750

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(31,941)	$(8,453)	$(29,649)	$(16,171)

Other comprehensive income:
Holding loss on available for sale debt securities	-	-	-	(208)
Reclassification adjustment for loss included in net loss	-	-	-	359
Other comprehensive income:	-	-	-	151

Comprehensive loss	(31,941)	(8,453)	(29,649)	(16,020)

Less: Comprehensive loss/(income) attributable to noncontrolling interests	9,353	(364)	9,304	(1,439)
Comprehensive loss attributable to the Company’s common shares	$(22,588)	$(8,817)	$(20,345)	$(17,459)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, June 30, 2023	21,735	$217	$163,045	$-	$33,631	$10,234	$207,127
Net loss	-	-	-	-	(8,817)	364	(8,453)
Contributions received from noncontrolling interests	-	-	-	-	-	1,523	1,523
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,157)	(1,157)
Distributions declared (a)	-	-	-	-	(1,897)	-	(1,897)
Redemption and cancellation of common shares	(82)	(1)	(1,000)	-	-	-	(1,001)
Shares issued from distribution reinvestment program	7	-	85	-	-	-	85
BALANCE, September 30, 2023	21,660	$216	$162,130	$-	$22,917	$10,964	$196,227

(a)	Distributions per share were $0.0875.

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, December 31, 2022	21,840	$218	$164,331	$(159)	$50,051	$12,333	$226,774
Net loss	-	-	-	-	(17,610)	1,439	(16,171)
Other comprehensive income	-	-	-	159	-	(8)	151
Contributions received from noncontrolling interests	-	-	-	-	-	1,523	1,523
Distributions paid to noncontrolling interests	-	-	-	-	-	(4,323)	(4,323)
Distributions declared (a)	-	-	-	-	(9,524)		(9,524)
Redemption and cancellation of common shares	(201)	(2)	(2,453)	-	-	-	(2,455)
Shares issued from distribution reinvestment program	21	-	252	-	-	-	252
BALANCE, September 30, 2023	21,660	$216	$162,130	$-	$22,917	$10,964	$196,227

(a)	Distributions per share were $0.4375.

	Common Stock		Additional Paid-In		Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital		Surplus	Interests	Equity
BALANCE, June 30, 2024	21,418	$213	$159,228	-	$27,697	$12,317	$199,455
Net loss	-	-	-	-	(22,588)	(9,353)	(31,941)
Distributions paid to noncontrolling interests	-	-	-		-	(18)	(18)
Redemption and cancellation of common shares	(81)	-	(951)		-	-	(951)
BALANCE, September 30, 2024	21,337	$213	$158,277	-	$5,109	$2,946	$166,545

			Additional				Total
	Common Stock		Paid-In		Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital		Surplus	Interests	Equity
BALANCE, December 31, 2023	21,581	$215	$161,174	-	$25,454	$11,558	$198,401
Net loss	-	-	-	-	(20,345)	(9,304)	(29,649)
Distributions paid to noncontrolling interests	-	-	-		-	(53)	(53)
Contributions received from noncontrolling interests	-	-	-		-	745	745
Redemption and cancellation of common shares	(244)	(2)	(2,897)		-	-	(2,899)
BALANCE, September 30, 2024	21,337	$213	$158,277	-	$5,109	$2,946	$166,545

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,649)	$(16,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,260	5,211
Gain on disposition of real estate	(13,601)	(1,121)
Impairment charges	34,353	-
Loss from investment in unconsolidated affiliated real estate entity	2,718	3,621
Mark to market adjustments on derivative financial instruments	62	1,050
Unrealized (gain)/loss on marketable equity securities	(5,824)	821
Loss on sale of marketable securities	-	656
Amortization of deferred financing costs	1,866	2,475
Noncash interest income	-	(2,934)
Other non-cash adjustments	14	30
Changes in assets and liabilities:
Decrease/(increase) in other assets	640	(1,698)
Increase in accounts payable, accrued expenses and other liabilities	1,232	842
Net cash used in operating activities	(2,929)	(7,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of development property and investment property	(1,458)	(8,516)
Purchase of marketable securities	(187)	(9,284)
Proceeds from sale of marketable securities	187	14,828
Proceeds from disposition of real estate	17,529	1,382
Investment in joint venture	(9)	(4)
Distributions from joint venture	52	467
Proceeds from redemption of preferred investment in related party	-	6,000
Funding of notes receivable	-	(300)
Release of reserves on notes receivable	-	300
Proceeds from repayment of notes receivable	-	14,000
Investment in unconsolidated affiliated real estate entity	(10)	(247)
Net cash provided by investing activities	16,104	18,626

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	3,036	7,899
Mortgage principal payments	(1,124)	(14,468)
Proceeds from notes payable	3,000	-
Payment of loan fees and expenses	(120)	(25)
Redemption and cancellation of common shares	(2,899)	(2,455)
Contributions received from noncontrolling interests	745	1,523
Distributions paid to noncontrolling interests	(53)	(4,323)
Distributions paid to Company’s common stockholders	-	(11,200)
Net cash provided by/(used in) financing activities	2,585	(23,049)

Change in cash, cash equivalents and restricted cash	15,760	(11,641)
Cash, cash equivalents and restricted cash, beginning of year	18,360	22,583
Cash, cash equivalents and restricted cash, end of period	$34,120	$10,942

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$27,020	$8,548
Restricted cash	7,100	2,394
Total cash, cash equivalents and restricted cash	$34,120	$10,942

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

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of September 30, 2024, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

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

As of September 30, 2024, the Company (i) has ownership interests in and consolidates two operating properties, two development projects and certain land holdings and (ii) has ownership interests through two unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Properties”) and a portfolio of five limited service hotel properties (the “Hotel JV Properties”).

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

With respect to its consolidated development projects, the Company wholly owns three land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, which it acquired for the development of a mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”) and the Company has a 50% joint venture ownership interest in LSC 1543 7th LLC (the “Santa Monica Joint Venture”), a joint venture between the Company and a related party, which owns certain land parcels located in Santa Monica, California, on which a multifamily residential project (the “Santa Monica Project”) has been proposed (see Notes 3 and 7).

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company also wholly owns and consolidates certain land parcels located in St. Augustine, Florida.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during 2008 and 2009 and remain outstanding as of September 30, 2024.

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

The Company’s income tax expense is included in other income/(expense), net on its consolidated statements of operations. No income tax expense was recorded during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company recorded income tax expense of $0.9 million. During both the three and nine months ended September 30, 2023, the Company recorded income tax expense of $2.5 million, primarily consisting of federal and state income tax related to the redemptions of its preferred investments in related parties.

As of September 30, 2024 and December 31, 2023, the Company had no material uncertain income tax positions.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Revenues

The following table represents the total hotel revenues from the operations of the Lower East Side Moxy Hotel on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Room	$7,650	$6,804	$19,826	$16,504
Food, beverage and other	5,434	6,455	17,618	17,242
Total revenues	$13,084	$13,259	$37,444	$33,746

Land Parcels

The Company wholly owns certain land parcels located in St. Augustine, Florida.

During the first quarter of 2023, the Company completed the disposition of one of its land parcels located in St. Augustine, Florida to an unrelated third-party for a contractual sales price of $1.5 million and recognized a gain on disposition of real estate of $1.1 million. During the second quarter of 2024, the Company completed the disposition of two more of its land parcels located in St. Augustine, Florida, each to an unrelated third-party, for an aggregate contractual sales price of $14.8 million and recognized an aggregate gain on disposition of real estate of $10.9 million. During the third quarter of 2024, the Company completed the sale of certain municipal impact fee credits, which were attributable to the development of its former outlet center located in St. Augustine, Florida, which was substantially demolished during 2022, to an unrelated third-party for a contractual sales price of $2.7 million and recognized a gain on disposition of real estate of $2.7 million.

As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s land parcels located in St. Augustine, Florida was $2.1 million and $6.0 million, respectively, which is included in land and land improvements on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Concentration of Risk

As of September 30, 2024 and December 31, 2023, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

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

Supplemental Cash Flow Information

Supplemental cash flow information for the periods indicated is as follows:

	For the Nine Months Ended September 30,
	2024	2023
Cash paid for interest	$17,175	$19,566
Distributions declared but not paid	$-	$1,897
Capital expenditures for investment property in accounts payable, accrued expenses and other liabilities	$29	$1,251
Value of shares issued from distribution reinvestment program	$-	$252

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3.	Development Projects

Exterior Street Project

The Company wholly owns the Exterior Street Project, a proposed mixed-use multifamily residential and commercial retail project. In February 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, the Company subsequently acquired an additional adjacent parcel of land at cost from an affiliate of its Advisor for $1.0 million in order to achieve certain zoning compliance. These three land parcels were acquired by the Company for the development of the Exterior Street Project.

During the nine months ended September 30, 2023, interest of $1.5 million was capitalized to the Exterior Street Project.

During the second quarter of 2023, the Company decided to temporarily pause active development activities associated with the Exterior Street Project, due to prevailing unfavorable economic and local market conditions and regulations, and therefore, ceased capitalization of interest and other carrying costs.

Impairment Charge

Because of continuing unfavorable economic and local market conditions, the Company determined during the third quarter of 2024 it would no longer pursue the development of the Exterior Street Project, but rather pursue other strategies with respect to it, including a sale. As a result of this change in strategy; the Company determined the carrying value of the Exterior Street Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $16.6 million, (included in impairment charges on the Company’s consolidated statement of operations) during the third quarter of 2024 to reduce the carrying value of the Exterior Street Project to its estimated fair value of $78.8 million as of September 30, 2024. In estimating the fair value of the Exterior Street Project, the Company took into consideration a bona fide third-party offer obtained from an independent third-party broker.

As of September 30, 2024 and December 31, 2023, the carrying value of the Exterior Street Project was $78.8 million and $95.7 million, respectively, which is included in development projects on the consolidated balance sheets.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

During the first quarter of 2023, the Santa Monica Joint Venture received a partial paydown of $14.0 million on the Santa Monica Note Receivable in exchange for the release of one of the development projects, which had been completed, from the underlying collateral pool. As a result, the remaining outstanding balance of the Santa Monica Note Receivable of $35.0 million was secured solely by the Santa Monica Project, which consists of a proposed multifamily residential project on land located in Santa Monica, California.

Due to financial difficulties, during the second quarter of 2023 the Santa Monica Borrower discontinued making monthly interest payments on the Santa Monica Note Receivable, which subsequently matured on August 31, 2023. On December 29, 2023, ownership of the Santa Monica Project was transferred to the Santa Monica Joint Venture via a deed in lieu of foreclosure transaction. In connection with the transfer, the outstanding principal and accrued interest for the Santa Monica Note Receivable of $36.7 million, which represented the fair value of the Santa Monica Project and approximated the carrying value of the Santa Monica Note Receivable, was reclassified from notes receivable, net to development projects on the consolidated balance sheet.

Impairment Charge

Subsequent to obtaining ownership of the Santa Monica Project, the Santa Monica Joint Venture decided to continue certain pre-development activities, which had already been started by the former owner. However, during the third quarter of 2024, the Santa Monica Joint Venture decided to no longer pursue development of the Santa Monica Project, but rather pursue various other strategies with respect to it, including a sale or the potential transfer of ownership to the lender, which had provided a non-recourse mortgage loan (the “Santa Monica Loan”), collateralized by the Santa Monica Project As a result of the change in strategy, the Santa Monica Joint Venture determined the carrying value of the Santa Monica Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $17.7 million (which is included in impairment charges on the Company’s consolidated statement of operations) during the third quarter of 2024 in order to reduce the carrying value of the Santa Monica Project to its estimated fair value of $19.0 million as of September 30, 2024. In estimating the fair value of the Santa Monica Project, the Santa Monica Joint Venture used the fair value provided by an independent, third-party commercial real estate advisory and services firm.

On October 15, 2024 the Santa Monica Loan matured and it was not repaid, which constitutes a maturity event of default and therefore, it is due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction. See Note 7 for additional information.

As of September 30, 2024 and December 31, 2023, the carrying value of the Santa Monica Project was $19.0 million and $36.7 million, respectively, which is included in development projects on the consolidated balance sheets.

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

Additionally, in connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained an aggregate of $90.0 million in financing through two preferred investments (the “Columbus Preferred Investments”) from unrelated third parties. The first preferred investment of $38.6 million is collateralized by the Columbus Portfolio I Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal and has a mandatory redemption date of December 1, 2032. The second preferred investment of $51.4 million is collateralized by the Columbus Portfolio II Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal, and has a mandatory redemption date of December 1, 2027. As of September 30, 2024, the aggregate unpaid interest included in the outstanding balance of the Columbus Preferred Investments was $10.7 million. Furthermore, the Columbus Preferred Investments are subordinate to the nine senior mortgage loans.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

During the nine months ended September 30, 2024 and 2023, the Company made capital contributions of $10 and $13, respectively, to the Columbus Joint Venture.

Columbus Joint Venture Financial Information

The following table represents the condensed statements of operations for the Columbus Joint Venture:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues	$11,239	$10,778	$32,869	$31,785

Property operating expenses	5,347	5,219	15,610	15,498
General and administrative expense	94	84	273	168
Depreciation and amortization	3,169	4,826	9,272	14,345
Operating income	2,629	649	7,714	1,774

Interest expense and other, net	(7,524)	(7,152)	(21,784)	(20,438)
Net loss	$(4,895)	$(6,503)	$(14,070)	$(18,664)

Company’s share of net loss (19.0%)	$(930)	$(1,236)	$(2,674)	$(3,547)
Additional depreciation and amortization expense(1)	(15)	(25)	(44)	(74)
Company’s loss from investment	$(945)	$(1,261)	$(2,718)	$(3,621)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Columbus Joint Venture and the amount of the underlying equity in net assets of the Columbus Joint Venture.

The following table represents the condensed balance sheets for the Columbus Joint Venture:

	As of	As of
	September 30, 2024	December 31, 2023
Investment property, net	$448,142	$449,813
Cash and restricted cash	18,510	25,640
Other assets	1,041	3,082
Total assets	$467,693	$478,535

Mortgages and loans payable, net	$395,223	$390,622
Other liabilities	9,742	11,149
Members’ equity	62,728	76,764
Total liabilities and members’ equity	$467,693	$478,535

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5.	Investment in Related Party

Hotel Joint Venture

During 2015, the Company formed the Hotel Joint Venture with Lightstone REIT II, a related party REIT also sponsored by the Sponsor. The Company has a 2.5% membership interest in the Hotel Joint Venture and Lightstone REIT II holds the remaining 97.5% membership interest. The Hotel Joint Venture holds ownership interests in the Hotel JV Properties, a portfolio of five limited/select-service hotels, as of both September 30, 2024 and December 31, 2023.

The Company accounts for its 2.5% membership interest in the Hotel Joint Venture using a measurement alternative pursuant to which its investment is measured at cost, adjusted for observable price changes and impairments, if any, and as of September 30, 2024 and December 31, 2023, the carrying value of its investment was $0.4 million and $0.5 million, respectively, which is classified as investment in related parties on the consolidated balance sheets.

6.	Marketable Securities, Derivative Financial Instruments, Fair Value Measurements and Notes Payable

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of September 30, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$5,598	$240	$(163)	$5,675
Marco OP Units and Marco II OP Units	19,227	16,139	-	35,366
	$24,825	$16,379	$(163)	$41,041

	As of December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$5,598	$-	$(226)	$5,372
Marco OP Units and Marco II OP Units	19,227	10,619	-	29,846
Total	$24,825	$10,619	$(226)	$35,218

As of both September 30, 2024 and December 31, 2023, the Company held an aggregate of 209,243 Marco OP Units and Marco II OP Units, of which 89,695 were owned by PRO. The Marco OP Units and the Marco II OP Units are both exchangeable for a similar number of common operating partnership units (“Simon OP Units”) of Simon Property Group, L.P., (“Simon OP”), the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to the various conditions, the Company may elect to exchange the Marco OP Units and/or the Marco II OP Units to Simon OP Units which must be immediately delivered to Simon Inc. in exchange for cash or similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Marco OP Units and Marco II OP Units are valued based on the closing price of Simon Stock, which was $169.02 per share and $108.03 per share as of September 30, 2024 and 2023, respectively. Additionally, the closing price of Simon Stock was $142.64 per share as of December 31, 2023.

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

As of September 30, 2024 and December 31, 2023, the Company had two interest rate cap contracts with notional amounts of $110.0 million and $31.3 million pursuant to which SOFR is capped at 5.50% through December 1, 2024 and June 1, 2025, respectively. See Note 7.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of September 30, 2024	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$1,638	$4,037	$-	$5,675
Marco OP and OP II Units	-	35,366	-	35,366
Total	$1,638	$39,403	$-	$41,041

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$1	$-	$1

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

Nonrecurring Fair Value Measurements

Exterior Street Project

During the third quarter of 2024, the Company recorded a non-cash impairment charge of $16.6 million (which is included in impairment charges in the Company’s consolidated statement of operations) in order to reduce the carrying value of the Exterior Street Project to its estimated fair value of $78.8 million as of September 30, 2024. In estimating the estimated fair value of the Exterior Street Project, the Company took into consideration a bona fide third-party offer obtained by an independent third-party broker, which was considered a Level 2 under the fair value hierarchy described above. The carrying value of the Exterior Street Project is included in development projects on the consolidated balance sheets as of September 30, 2024. See Note 3.

Santa Monica Project

During the third quarter of 2024, the Santa Monica Joint Venture recorded a non-cash impairment charge of $17.7 million (which is included in impairment charges in the Company’s consolidated statement of operations) in order to reduce the carrying value of the Santa Monica Project to its estimated fair value of $19.0 million as of September 30, 2024. In estimating the fair value of the Santa Monica Project, the Santa Monica Joint Venture used the value provided by an independent, third-party commercial real estate advisory and services firm, which was considered a Level 2 under the fair value hierarchy described above. The carrying value of the Santa Monica Project is included in development projects on the consolidated balance sheets as of September 30, 2024. See Note 3.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (5.70% as of September 30, 2024) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of September 30, 2024 and December 31, 2023.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2024 and bears interest at SOFR plus 1.35% (6.20% as of September 30, 2024). The Line of Credit is collateralized by an aggregate of 187,019 of Marco OP Units and is guaranteed by PRO.

As of September 30, 2024, the amount of borrowings available to be drawn under the Line of Credit was $17.4 million of which the outstanding principal balance of the Line of Credit was $3.0 million which is presented, net of deferred financing fees of $1, on the consolidated balance sheets and is classified as notes payable, net. As of December 31, 2023, the amount of borrowings available to be drawn under the Line of Credit was $14.7 million and no amounts were outstanding.

The Company currently intends to seek to extend the Line of Credit on or before its scheduled maturity date. However, if the Company is unable to extend the Line of Credit, it will repay the outstanding balance in full with available cash on hand.

7.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

	Interest Rate	Weighted Average Interest Rate for the Nine Months Ended September 30, 2024	Maturity Date	Amount Due at Maturity	As of September 30, 2024	As of December 31, 2023
Gantry Park Mortgage Loan	4.48%	4.48%	December 2024	$65,317	$65,573	$66,697

Moxy Senior Loan	SOFR + 4.00% (floor of 7.50%)	9.12%	December 2026	108,471	108,471	106,108

Moxy Junior Loan	SOFR + 8.75% (floor of 12.25%)	13.93%	December 2026	30,875	30,875	30,202

Exterior Street Loan	SOFR + 2.85%	8.29%	November 2024	35,000	35,000	35,000

Exterior Street Supplemental Loan	SOFR + 2.85%	8.27%	November 2024	7,000	7,000	7,000

Santa Monica Loan	SOFR + 4.50%	9.85%	Due on Demand	19,476	19,476	19,476
Total mortgages payable		8.46%		$266,139	266,395	264,483

Less: Deferred financing costs					(3,038)	(4,785)

Total mortgages payable, net					$263,357	$259,698

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

One-month SOFR as of September 30, 2024 and December 31, 2023 was 4.85% and 5.35%, respectively. The Company’s loans are secured by the indicated real estate/investment and are non-recourse to the Company, unless otherwise indicated.

Santa Monica Loan

On June 30, 2022, the Santa Monica Joint Venture obtained the Santa Monica Loan, a loan of up to $33.1 million which initially bore interest at SOFR + 3.50%. The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and was previously collateralized by the Santa Monica Note Receivable, which was issued by the Santa Monica Joint Venture. During the first quarter of 2023, the Santa Monica Joint Venture received a $14.0 million paydown on the Santa Monica Note Receivable, of which it used $11.3 million to make a paydown on the Santa Monica Loan, which reduced its outstanding balance to $21.5 million. The Santa Monica Loan was initially scheduled to mature on December 30, 2023, however, on September 5, 2023, the Santa Monica Joint Venture exercised an option to extend its maturity date to February 29, 2024. In connection with this extension, the Santa Monica Joint Venture made an additional principal paydown of $2.1 million, which reduced the outstanding balance of the Santa Monica Loan to $19.5 million. Additionally, the Santa Monica Joint Venture funded $0.9 million into a cash collateral reserve account to cover the interest payments through February 29, 2024.

In connection with the transfer of ownership of the Santa Monica Project to the Santa Monica Joint Venture on December 29, 2023, the Santa Monica Loan was modified to substitute the Santa Monica Project as the underlying collateral and the maturity date was further extended to August 1, 2024. Subsequently in March 2024, the Santa Monica Loan was again modified pursuant to which the interest rate was changed to SOFR + 4.5%, subject to a floor of 7.5%, the maturity date was changed to August 31, 2024 and the interest reserve was replenished to cover the payments due through August 31, 2024. On September 5, 2024, the maturity date of the Santa Monica Loan was further extended to October 15, 2024. As of September 30, 2024, the outstanding principal balance of the Santa Monica Loan was $19.5 million.

On October 15, 2024, the Santa Monica Loan matured and it was not repaid, which constitutes a maturity event of default and therefore, it is due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction.

See Note 3 for additional information.

Moxy Mortgage Loans

On November 29, 2023, the Company entered into a mortgage loan facility (the “Moxy Senior Loan”) with an unrelated third party providing for up to $110.0 million. At closing, $106.1 million of proceeds were advanced under the Moxy Senior Loan and the remaining availability of $3.9 million could only be drawn to cover operating losses, subject to various conditions. The Moxy Senior Loan bears interest at SOFR plus 4.00%, subject to a 7.50% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of September 30, 2024, the outstanding principal balance of the Moxy Senior Loan and remaining availability were $108.5 million and $1.5 million, respectively.

Simultaneously on November 29, 2023, the Company also entered into a mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with an unrelated third party providing for up to $31.3 million. At closing, $30.2 million of proceeds were advanced under the Moxy Junior Loan and the remaining availability of $1.1 million could only be drawn for operating losses, subject to various conditions. The Moxy Junior Loan bears interest at SOFR plus 8.75%, subject to a 12.25% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of September 30, 2024, the outstanding principal balance of the Moxy Junior Loan and remaining availability were $30.9 million and $0.4 million, respectively.

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

On November 22, 2022, the Company and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.60% and their maturity dates were extended to November 24, 2023. On October 31, 2023, the Company and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.85% (7.70% as of September 30, 2024) and their maturity dates were extended to November 24, 2024. As of September 30, 2024, the outstanding aggregate principal balance of the Exterior Street Loans was $42.0 million.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of September 30, 2024:

	2024	2025	2026	2027	2028	Thereafter	Total
Principal maturities	$127,049	$-	$139,346	$-	$-	$-	$266,395
Less: Deferred financing costs							(3,038)
Total principal maturities, net							$263,357

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of September 30, 2024, the Company was in compliance with all of its financial debt covenants. Additionally, certain of the Company’s mortgages payable also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Mortgage Debt Maturities

The Santa Monica Loan (outstanding principal balance of $19.5 million as of September 30, 2024) matured on October 15, 2024 and was not repaid, which constitutes an event of default and therefore, it is due on demand. The Santa Monica Joint Venture currently intends to transfer ownership of the Santa Monica Project, the underlying collateral, to the lender via a deed-in-lieu of foreclosure transaction.

Additionally, the Company has certain other mortgage debt maturities within 12 months of the date of these consolidated financial statements as discussed below.

The mortgage loan collateralized by Gantry Park Landing (the “Gantry Park Mortgage Loan”) (outstanding principal balance of $65.6 million as of September 30, 2024) matures on December 1, 2024. The Company currently intends to seek to extend or refinance the Gantry Park Mortgage Loan on or before its scheduled maturity date.

The Exterior Street Loans (outstanding aggregate principal balance of $42.0 million as of September 30, 2024) mature on November 24, 2024. The Company currently intends to seek to extend the Exterior Street Loans on or before their scheduled maturity date.

However, if the Company is unable to extend or refinance these maturing mortgage loans at favorable terms, it will look to repay their then outstanding balances with available cash and/or proceeds from selective asset sales. The Company has no additional significant maturities of mortgage debt over the next 12 months.

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

For the nine months ended September 30, 2024, the Company repurchased 243,754 Common Shares at a weighted average price per share of $11.88. For the nine months ended September 30, 2023, the Company repurchased 201,195 Common Shares at a weighted average price per share of $12.19.

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

During the first quarter of 2024, the Advisor agreed to allow the Company to temporarily defer the payment of asset management fees. As of September 30, 2024 and December 31, 2023, $2.0 million and $0.5 million, respectively, of asset management fees were owed to the advisor and included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The following table represents the fees incurred associated with the services provided by the Company’s Advisor and its affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Asset management fees (general and administrative costs)	$498	$539	$1,508	$1,646
Property management fees (property operating expenses)	75	76	230	224
Development fees and cost reimbursement(1)	11	192	32	833
Total	$584	$807	$1,770	$2,703

(1)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed. Once construction is substantially completed these amounts are recorded as property operating expenses.

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

No distributions were declared and paid on the SLP Units during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, distributions of $0.5 million and $1.0 million, respectively, were declared and paid on the SLP units.

10.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, other assets and accounts payable, accrued expenses and other liabilities approximate their fair values because of the short maturity of these instruments.

The carrying amount and estimated fair value of the Company’s mortgage debt is summarized as follows:

	As of September 30, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$266,395	$265,917	$264,483	$262,953

The fair value of the mortgages payable was determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

11.	Commitments and Contingencies

Hotel Franchise Agreement

The Lower East Side Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott International, Inc. (“Marriott”). The Hotel Franchise Agreement provides for the Company to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, the Company received a Key Money payment of $4.7 million from Marriott during the fourth quarter of 2022. The Key Money, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. As of September 30, 2024 and December 31, 2023, the remaining unamortized balance of the Key Money was $4.4 million and $4.6 million, respectively. Pursuant to the terms of the Hotel Franchise Agreement, the Company may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions and regulatory matters in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to obtain construction financing, which could adversely impact our ability to ultimately commence and/or complete construction as planned, on budget or at all for development projects;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a REIT.

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

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of our current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of September 30, 2024, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

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

As of September 30, 2024, we (i) have ownership interests in and consolidate two operating properties, two development projects and certain land holdings and (ii) have ownership interests through two unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Properties”) and a portfolio of five limited service hotel properties (the “Hotel JV Properties”).

With respect to our consolidated operating properties, we wholly own a 303-room Marriott branded hotel (the “Lower East Side Moxy Hotel”), located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022 and have a 59.2% majority ownership interest in 50-01 2nd Street Associates LLC (the “2nd Street Joint Venture”), a joint venture between us and a related party, which developed, constructed and owns a 199-room luxury multifamily residential property (“Gantry Park Landing”), located in the Long Island City neighborhood in the Queens borough of New York City.

With respect to our consolidated development projects, we wholly own three land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, which we acquired for the development of a mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”) and we have a 50% joint venture ownership interest in LSC 1543 7th LLC (the “Santa Monica Joint Venture”), a joint venture between us and a related party, which owns certain land parcels located in Santa Monica, California on which a multifamily residential project (the “Santa Monica Project”) has been proposed.

We also wholly own and consolidate certain land parcels located in St. Augustine, Florida.

With respect to our unconsolidated properties, we hold a 19% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns the Columbus Portfolio, a portfolio of nine multifamily residential properties located in the Columbus Ohio metropolitan area, and we hold a 2.5% joint venture ownership interest in LVP Holdco JV LLV (the “Hotel Joint Venture”), which owns the Hotel JV Properties, a portfolio of five limited service hotels. We account for our 19% joint venture ownership interest in the Columbus Joint Venture under the equity method of accounting and we account of our 2.5% joint venture ownership interest in the Hotel Joint Venture using a measurement alternative pursuant to which our investment is measured at cost, adjusted for observable price changes and impairments, if any. Both the Columbus Joint Venture and the Hotel Joint Venture are between us and related parties.

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

Concentration of Credit Risk

As of September 30, 2024 and 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

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

Owned and Consolidated Real Estate Properties:

As of September 30, 2024, we (i) have ownership interests in and consolidate two operating properties (Lower East Side Moxy Hotel and Gantry Park Landing), two development projects (Exterior Street Project and Santa Monica Project) and certain land parcels located in St. Augustine, Florida and (ii) have ownership interests through two unconsolidated joint ventures (Columbus Joint Venture and Hotel Joint Venture) in a portfolio of nine multifamily residential properties and a portfolio of five limited service hotel properties.

Consolidated Properties

Lower East Side Moxy Hotel

We wholly own the Lower East Side Moxy Hotel, a 303-room Marriott branded hotel located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022. The following table contains certain information for the Lower East Side Moxy Hotel for the dates indicated.

	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the nine Months Ended September 30, 2024	RevPAR for the nine Months Ended September 30, 2024	ADR for the nine Months Ended September 30, 2024
Lower East Side Moxy Hotel	Bowery, New York	2022	83,022	91%	$238.80	$263.66

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

	Location	Year Built	Leasable Units	Percentage Occupied as of September 30, 2024	Annualized Revenues based on rents at September 30, 2024	Annualized Revenues per unit at September 30, 2024
Gantry Park Landing	Queens, New York	2013	199	93%	$10.0 million	$54,077

Annualized revenue is defined as the minimum monthly payments due as of September 30, 2024 annualized.

Development Projects

Exterior Street Project

We wholly own the Exterior Street Project, a proposed mixed-use multifamily residential and commercial retail project. In February 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, we subsequently acquired an additional adjacent parcel of land at cost from an affiliate of our Advisor for $1.0 million in order to achieve certain zoning compliance. These three land parcels were acquired by us for the development of the Exterior Street Project.

During the nine months ended September 30, 2023, interest of $1.5 million was capitalized to the Exterior Street Project.

During the second quarter of 2023, we decided to temporarily pause active development activities associated with the Exterior Street Project, due to prevailing unfavorable economic and local market conditions and regulations, and therefore, ceased capitalization of interest and other carrying costs.

Impairment Charge

Because of continuing unfavorable economic and local market conditions, we determined during the third quarter of 2024 we would no longer pursue the development of the Exterior Street Project, but rather pursue other strategies with respect to it, including a sale. As a result of this change in strategy; we determined the carrying value of the Exterior Street Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $16.6 million, (included in impairment charges on our consolidated statement of operations) during the third quarter of 2024 in order to reduce the carrying value of the Exterior Street Project to its estimated fair value of $78.8 million as of September 30, 2024. In estimating the fair value of the Exterior Street Project, we took into consideration a bona fide third-party offer obtained by an independent third-party broker.

As of September 30, 2024 and December 31, 2023, the carrying value of the Exterior Street Project was $78.8 million and $95.7 million, respectively, which is included in development projects on the consolidated balance sheets.

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

During the first quarter of 2023, the Santa Monica Joint Venture received a partial paydown of $14.0 million on the Santa Monica Note Receivable in exchange for the release of one of the development projects, which had been completed, from the underlying collateral pool. As a result, the remaining outstanding balance of the Santa Monica Note Receivable of $35.0 million was secured solely by the Santa Monica Project, which consists of a proposed multifamily residential project on land parcels located in Santa Monica, California.

Due to financial difficulties, during the second quarter of 2023 the Santa Monica Borrower discontinued making monthly interest payments on the Santa Monica Note Receivable, which subsequently matured on August 31, 2023. On December 29, 2023, ownership of the Santa Monica Project was transferred to the Santa Monica Joint Venture via a deed in lieu of foreclosure transaction. In connection with the transfer, the outstanding principal and accrued interest for the Santa Monica Note Receivable of $36.7 million, which represented the fair value of the Santa Monica Project and approximated the carrying value of the Santa Monica Note Receivable, was reclassified from notes receivable, net to development projects on the consolidated balance sheet.

Impairment Charge

Subsequent to obtaining ownership of the Santa Monica Project, the Santa Monica Joint Venture decided to continue certain pre-development activities, which had already been started by the former owner. However, during the third quarter of 2024, the Santa Monica Joint Venture decided to no longer pursue development of the Santa Monica Project, but rather pursue various other strategies with respect to it, including a sale or the potential transfer of ownership to the lender, which had provided a non-recourse mortgage loan (the “Santa Monica Loan”), collateralized by the Santa Monica Project As a result of the change in strategy, the Santa Monica Joint Venture determined the carrying value of the Santa Monica Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $17.7 million (which is included in impairment charges on our consolidated statement of operations) during the third quarter of 2024 in order to reduce the carrying value of the Santa Monica Project to its estimated fair value of $19.0 million as of September 30, 2024. In estimating the fair value of the Santa Monica Project, the Santa Monica Joint Venture used the value provided by an independent, third-party commercial real estate advisory and services firm.

On October 15, 2024 the Santa Monica Loan matured and it was not repaid, which constitutes a maturity event of default and therefore, it is due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction. See Note7 of the Notes to Consolidated Financial Statements for additional information.

As of September 30, 2024 and December 31, 2023, the carrying value of the Santa Monica Project was $19.0 million and $36.7 million, respectively, which is included in development projects on the consolidated balance sheets.

Land Parcels

We wholly own certain land parcels located in St. Augustine, Florida.

During the first quarter of 2023, we completed the disposition of one of our land parcels located in St. Augustine, Florida to an unrelated third-party for a contractual sales price of $1.5 million and recognized a gain on disposition of real estate of $1.1 million. During the second quarter of 2024, we completed the disposition of two more of our land parcels located in St. Augustine, Florida, each to an unrelated third-party, for an aggregate contractual sales price of $15.4 million and recognized an aggregate gain on disposition of real estate of $10.9 million. During the third quarter of 2024, we completed the sale of certain municipal impact fee credits, which were attributable to the development of our former outlet center located in St. Augustine, Florida, which was substantially demolished during 2022, to an unrelated third-party for a contractual sales price of $2.7 million and recognized a gain on disposition of real estate of $2.7 million.

As of September 30, 2024 and December 31, 2023, the aggregate carrying value of our land parcels located in St. Augustine, Florida was $2.1 million and $6.0 million, respectively, which is included in land and land improvements on the consolidated balance sheets.

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

	Location	Year Built	Leasable Units	Percentage Occupied as of September 30, 2024	Annualized Revenues based on rents at September 30, 2024	Annualized Revenue per unit at September 30, 2024
9 multifamily residential properties within the Columbus Joint Venture	Columbus, Ohio	2004	2,564	91%	$44.0 million	$18,926

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

Results of Operations

For the Three Months Ended September 30, 2024 vs. September 30, 2023

Consolidated

Rental revenues

Our rental revenues are primarily comprised of rental income and tenant recovery income from Gantry Park Landing. Total rental revenues were $2.6 million for both the three months ended September 30, 2024 and 2023.

Hotel revenues

Our hotel revenues for the Lower East Side Moxy Hotel are comprised of room revenue and food, beverage and other revenue. During the three months ended September 30, 2024 compared to same period in 2023, the Lower East Side Moxy Hotel experienced increases to its percentage of rooms occupied to 95% from 86%, RevPAR to $274.42 from $244.09 and ADR to $289.07 from $284.95.

Total hotel revenues were $13.1 million and $13.3 million for the three months ended September 30, 2024 and 2023, respectively. Room revenues increased by $0.9 million to $7.7 million for the three months ended September 30, 2024 from $6.8 million for the same period in 2023 and food, beverage and other revenues decreased by $1.1 million to $5.4 million for the three months ended September 30, 2024 from $6.5 million for the same period in 2023. The increase in room revenues was attributable to the higher occupancy, RevPAR and ADR during the 2024 period.

Property operating expenses

Our property operating expenses are primarily comprised of expenses to operate Gantry Park Landing and certain holding costs related to our two development projects and our land parcels located in St. Augustine, Florida. Property operating expenses were $0.8 million for both the three months ended September 30, 2024 and 2023.

Hotel operating expenses

Our total hotel operating expenses, consisting of room expenses and food and beverage costs, for the Moxy Lower East Side Hotel were $8.8 million for both the three months ended September 30, 2024 and 2023. Room expenses were $4.2 million and $3.7 million and food and beverage costs were $4.6 million and $5.1 million for the three months ended September 30, 2024 and 2023, respectively. The increase in room expenses of $0.5 million was primarily attributable to higher occupancy for the Lower East Side Hotel during the 2024 period.

Real estate taxes

Real estate taxes increased by $0.2 million to $0.8 million for the three months ended September 30, 2024 compared to $0.6 million for the same period in 2023. The increase reflects an increase in real estate taxes related to the Gantry Park Landing of $0.1 million and our two development projects of $0.1 million.

General and administrative costs

General and administrative costs decreased by $0.2 million to $0.9 million for the three months ended September 30, 2024 compared to $1.1 million for the same period in 2023.

Impairment charges

During the third quarter of 2024, we recorded aggregate non-cash impairment charges of $34.4 million to reduce the carrying values of our Exterior Street Project and our Santa Monica Project to their estimated fair values of $78.8 million and $19.0 million, respectively, as of September 30, 2024.

Depreciation and amortization

Depreciation and amortization decreased slightly by $0.1 million to $1.8 million for the three months ended September 30, 2024 compared to $1.9 million for the same period in 2023.

Interest and dividend income

Interest and dividend income decreased by $1.2 million to $0.7 million for the three months ended September 30, 2024 compared to $1.9 million for the same period in 2023. The decrease was primarily attributable to a reduction of interest income of $1.3 million on the Santa Monica Note Receivable, which was no longer outstanding effective December 29, 2023.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by $0.6 million to $6.4 million for the three months ended September 30, 2024 compared to $7.0 million for the same period in 2023. Interest expense is primarily attributable to financings associated with our investments and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during each of the periods.

Unrealized gain/(loss) on marketable equity securities

During the three months ended September 30, 2024, we recorded an unrealized gain on marketable equity securities of $3.8 million and during the three months ended September 30, 2023, we recorded an unrealized loss on marketable equity securities of $1.3 million.

Loss on sale of marketable securities

During the three months ended September 30, 2023, we recorded a loss on the sale of marketable securities of $0.3 million.

Mark to market adjustments on derivative financial instruments

During the three months ended September 30, 2024 and 2023, we recorded negative mark to market adjustments of $25 and $0.7 million, respectively.

Gain on disposition of real estate

During the third quarter of 2024, we completed the sale of certain municipal impact fee credits, which were attributable to the development of our former outlet center located in St. Augustine, Florida, to an unrelated third-party for a contractual sales price of $2.7 million and recognized a gain on disposition of real estate of $2.7 million.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated entity was $0.9 million and $1.3 million during the three months ended September 30, 2024 and 2023, respectively. Our loss from investment in unconsolidated affiliated entity is attributable to our unconsolidated 19% joint venture ownership interest in the Columbus Joint Venture.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties that hold units in the Operating Partnership, (ii) the interest in PRO-DFJV Holdings LLC (“PRO”) held by our Sponsor (see Note 6 of Notes to the Consolidated Financial Statements), (iii) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other affiliates and (iv) the ownership interest in the Santa Monica Joint Venture held by an affiliate of our Sponsor.

For the Nine Months Ended September 30, 2024 vs. September 30, 2023

Consolidated

Rental revenues

Our rental revenues are primarily comprised of rental income and tenant recovery income for Gantry Park Landing. Total rental revenues increased by $0.4 million to $7.9 million for the nine months ended September 30, 2024 compared to $7.5 million for the same period in 2023.

Hotel revenues

Our hotel revenues are comprised of room revenue and food, beverage and other revenue for the Lower East Side Moxy Hotel. During the nine months ended September 30, 2024 compared to same period in 2023, the Lower East Side Moxy Hotel experienced increases to its percentage of rooms occupied to 91% from 76%, RevPAR to $238.80 from $199.52 and ADR to $263.66 from $262.92.

Total hotel revenues were $37.4 million and $33.7 million for the nine months ended September 30, 2024 and 2023, respectively. Room revenues increased by $3.3 million to $19.8 million for the nine months ended September 30, 2024 from $16.5 million for the same period in 2023 and food, beverage and other revenues increased by $0.4 million to $17.6 million for the nine months ended September 30, 2024 from $17.2 million for the same period in 2023. The increase in room revenues was attributable to the higher occupancy, RevPAR and ADR during the 2024 period.

Property operating expenses

Our property operating expenses are primarily comprised of expenses to operate Gantry Park Landing and certain holding costs related to our two development projects and our land parcels located in St. Augustine, Florida. Property operating expenses were $2.3 million for both of the nine months ended September 30, 2024 and 2023.

Hotel operating expenses

Total hotel operating expenses, which consist of room expenses and food and beverage costs, for the Moxy Lower East Side Hotel were $26.6 million and $25.4 million for the nine months ended September 30, 2024 and 2023, respectively. Room expenses were $11.9 million and $10.4 million and food and beverage costs were $14.7 million and $15.1 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in room expenses of $1.6 million was attributable to the higher occupancy during the 2024 period.

Real estate taxes

Real estate taxes increased by $1.3 million to $2.2 million for the nine months ended September 30, 2024 compared to $0.9 million for the same period in 2023. The increase reflects higher real estate taxes related to the Lower East Side Moxy Hotel of $0.7 million, our two development projects of $0.2 million, and Gantry Park Landing of $0.4 million.

General and administrative costs

General and administrative costs decreased slightly by $0.1 million to $2.9 million for the nine months ended September 30, 2024 compared to $3.0 million for the same period in 2023.

Impairment charges

During the third quarter of 2024, we recorded aggregate non-cash impairment charges of $34.4 million to reduce the carrying values of our Exterior Street Project and Santa Monica Project to their estimated fair values of $78.8 million and $19.0 million, respectively, as of September 30, 2024.

Depreciation and amortization

Depreciation and amortization increased slightly by $0.1 million to $5.3 million for the nine months ended September 30, 2024 compared to $5.2 million for the same period in 2023.

Interest and dividend income

Interest and dividend income decreased by $4.2 million to $1.8 million for the nine months ended September 30, 2024 compared to $6.0 million for the same period in 2023. The decrease primarily reflects a reduction of interest income of $4.3 million on the Santa Monica Note Receivable, which was no longer outstanding effective December 29, 2023, and our preferred investment, which was fully redeemed during the second quarter of June 2023.

Interest expense

Interest expense, including amortization of deferred financing costs, was $19.2 million for both the nine months ended September 30, 2024 and 2023. Interest expense is primarily attributable to financings associated with our investments and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during each of the periods.

During the nine months ended September 30, 2023, interest of $1.5 million was capitalized to the Exterior Street Project.

Unrealized gain/(loss) on marketable equity securities

During the nine months ended September 30, 2024, we recorded an unrealized gain on marketable equity securities of $5.8 million and during the nine months ended September 30, 2023 we recorded an unrealized loss on marketable equity securities $0.8 million.

Loss on sale of marketable securities

During the nine months ended September 30, 2023, we recorded a loss on the sale of marketable securities of $0.7 million.

Mark to market adjustments on derivative financial instruments

During the nine months ended September 30, 2024 and 2023, we recorded negative mark to market adjustments of $62 and $1.1 million, respectively.

Gain on disposition of real estate

During the nine months ended September 30, 2024, we recognized an aggregate gain on the disposition of real estate of $13.6 million consisting of (i) a third quarter of 2024 gain of $2.7 million from the sale of certain municipal impact fee credits, which were attributable to the development of our former outlet center located in St. Augustine, Florida and (ii) the second quarter of 2024 aggregate gain of $10.9 million from the sales of two of our land parcels located in St. Augustine, Florida.

During the first quarter of 2023, we recognized a gain on the disposition of real estate of $1.1 million related to the sale of one of our parcels of land located in St. Augustine, Florida.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated entity was $2.7 million and $3.6 million during the nine months ended September 30, 2024 and 2023, respectively. Our loss from investment in unconsolidated affiliated entity is attributable to our unconsolidated 19% joint venture ownership interest in the Columbus Joint Venture.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties that hold units in the Operating Partnership, (ii) the interest in PRO held by our Sponsor (see Note 6 of Notes to the Consolidated Financial Statements), (iii) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other affiliates and (iv) the ownership interest in the Santa Monica Joint Venture held by an affiliate of our Sponsor.

Financial Condition, Liquidity and Capital Resources

Overview:

As of September 30, 2024, we had $27.0 million of cash on hand, $7.1 million of restricted cash and $41.0 million of marketable securities. We also have remaining availability, subject to certain conditions, on our mortgage debt collateralized by the Lower East Side Moxy Hotel. See “Moxy Mortgage Loans” for additional information. Additionally, we have the ability to make draws from a non-revolving line of credit (the “Line of Credit”), subject to certain conditions, and a margin loan (the “Margin Loan”). See “Notes Payable – Line of Credit” and “Notes Payable” – Margin Loan” for additional information. We currently believe that these items along with revenues from our operating properties; and interest and dividend income earned on our cash and marketable securities; as well as proceeds received from the potential sales of our marketable securities and remaining land parcels located in St. Augustine, Florida will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures, contributions to our unconsolidated affiliated entity (Columbus Joint Venture), redemptions and cancellations of Common Shares, and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and/or refinancing of existing debt.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for so-called “balloon” payments.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2024, our total borrowings of $269.4 million represented 138% of net assets.

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

In addition to meeting working capital needs and making distributions to our stockholders, if any, required to maintain our status as a REIT, our capital resources are used to make certain payments to our Advisor and its affiliates, including payments for asset acquisition fees and the reimbursement of acquisition related expense, development fees, construction management fees, leasing commissions, asset management fees, and property management fees (except for our hotel, which is managed by unrelated third party property managers). We also reimburse our Advisor and its affiliates for actual expenses it incurs for certain administrative and other services provided to us. During the first quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management fees. As of September 30, 2024 and December 31, 2023, $2.0 million and $0.5 million of asset management fees were owed to the advisor, which are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. See Note 9 of Notes to Consolidated Financial Statements.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred associated with the services provided by our Advisor and its affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Asset management fees (general and administrative costs)	$498	$539	$1,508	$1,646
Property management fees (property operating expenses)	75	76	230	224
Development fees and cost reimbursement(1)	11	192	32	833
Total	$584	$807	$1,770	$2,703

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed. Once construction is substantially completed these amounts are recorded as property operating expenses.

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

During the three and nine months ended September 30, 2024, no distributions were declared and paid on the SLP units. During the three and nine months ended September 30, 2023, distributions of $0.5 million and $1.0 million, respectively, were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2024	2023
Net cash flows used in operating activities	$(2,929)	$(7,218)
Net cash flows provided by investing activities	16,104	18,626
Net cash flows provided by/(used in) financing activities	2,585	(23,049)
Change in cash, cash equivalents and restricted cash	15,760	(11,641)

Cash, cash equivalents and restricted cash, beginning of year	18,360	22,583
Cash, cash equivalents and restricted cash, end of the period	$34,120	$10,942

Operating activities

The cash used in operating activities of $2.9 million for the nine months ended September 30, 2024 consists of the following:

●	cash outflows of $4.8 million from our net loss after adjustment for non-cash items; and

●	cash inflows of $1.9 million associated with the net changes in operating assets and liabilities.

Investing activities

The cash provided by investing activities of $16.1 million for the nine months ended September 30, 2024 is related to the following:

●	the purchase of investment property of $1.5 million; and

●	net proceeds from the sales of (i) two more of our parcels of land located in St. Augustine, Florida and (ii) certain municipal impact fee credits attributable to the development of our former outlet center located in St. Augustine, Florida of $17.5 million.

Financing activities

The cash provided by financing activities of $2.6 million for the nine months ended September 30, 2024 is related to the following:

●	debt principal payments of $1.1 million;

●	proceeds from mortgage financing of $3.0 million;

●	proceeds from notes payable financing of $3.0 million;

●	payment of loan fees and expenses of $0.1 million;

●	redemptions and cancellation of common shares of $2.9 million; and

●	contributions received from noncontrolling interests of $0.7 million.

Santa Monica Loan

On June 30, 2022, the Santa Monica Joint Venture obtained the Santa Monica Loan, a loan of up to $33.1 million which initially bore interest at SOFR + 3.50%. The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and was previously collateralized by the Santa Monica Note Receivable, which was issued by the Santa Monica Joint Venture. During the first quarter of 2023, the Santa Monica Joint Venture received a $14.0 million paydown on the Santa Monica Note Receivable, of which $11.3 million was used to make a paydown on the Santa Monica Loan, which reduced its outstanding balance to $21.5 million. The Santa Monica Loan was initially scheduled to mature on December 30, 2023, however, on September 5, 2023, the Santa Monica Joint Venture exercised an option to extend its maturity date to February 29, 2024. In connection with this extension, the Santa Monica Joint Venture made an additional principal paydown of $2.1 million, which reduced the outstanding balance of the Santa Monica Loan to $19.5 million. Additionally, the Santa Monica Joint Venture funded $0.9 million into a cash collateral reserve account to cover the interest payments through February 29, 2024.

In connection with the transfer of ownership of the Santa Monica Project to the Santa Monica Joint Venture on December 29, 2023, the Santa Monica Loan was modified to substitute the Santa Monica Project as the underlying collateral. Subsequently, in March 2024, the Santa Monica Loan was again modified pursuant to which the interest rate was changed to SOFR + 4.5%, subject to a floor of 7.5%, the maturity date was changed to August 31, 2024 and the interest reserve was replenished to cover the payments due through August 31, 2024. On September 5, 2024, the Santa Monica Loan was further extended to October 15, 2024. As of September 30, 2024, the outstanding principal balance of the Santa Monica Loan was $19.5 million.

On October 15, 2024, the Santa Monica Loan matured and it was not repaid, which constitutes a maturity event of default and therefore, it is due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction.

Moxy Mortgage Loans

On November 29, 2023, we entered into a mortgage loan facility (the “Moxy Senior Loan”) with an unrelated third party providing for up to $110.0 million. At closing, $106.1 million of proceeds were advanced under the Moxy Senior Loan and the remaining availability of $3.9 million could only be drawn to cover operating losses, subject to various conditions. The Moxy Senior Loan bears interest at SOFR plus 4.00%, subject to a 7.50% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of September 30, 2024, the outstanding principal balance of the Moxy Senior Loan and remaining availability were $108.5 million and $1.5 million.

Simultaneously on November 29, 2023, we also entered into a mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with an unrelated third party providing for up to $31.3 million. At closing, $30.2 million of proceeds were advanced under the Moxy Junior Loan and the remaining availability of $1.1 million could only be drawn for operating losses, subject to various conditions. The Moxy Junior Loan bears interest at SOFR plus 8.75%, subject to a 12.25% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of September 30, 2024, the outstanding principal balance of the Moxy Junior Loan and remaining availability were $30.9 million and $0.4 million, respectively.

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

On November 22, 2022, we and the financial institution entered into the second amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.60% and their maturity dates were extended to November 24, 2023. On October 31, 2023, we and the financial institution entered into an additional amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.85% (7.70% as of September 30, 2024) and their maturity date was further extended to November 24, 2024. As of September 30, 2024, the outstanding aggregate principal balance of the Exterior Street Loans was $42.0 million.

Contractual Mortgage Obligations

The following is a summary of our contractual mortgage obligations outstanding over the next five years and thereafter as of September 30, 2024.

Contractual Mortgage Obligations	2024	2025	2026	2027	2028	Thereafter	Total
Principal Payments	$127,049	$-	$139,346	$-	$-	$-	$266,395
Interest Payments[1]	5,009	13,984	13,984	-	-	-	32,977
Total Contractual Obligations	$132,058	$13,984	$153,330	$-	$-	$-	$299,372

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate, as applicable as of September 30, 2024 was used.

Certain of our debt agreements require the maintenance of prescribed ratios, including debt service coverage. As of September 30, 2024, we were in compliance with all our financial covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Mortgage Debt Maturities

The Santa Monica Loan (outstanding principal balance of $19.5 million as of September 30, 2024) matured on October 14, 2024 and was not repaid, which constitutes an event of default and therefore, it is due on demand. The Santa Monica Joint Venture currently intends to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction.

Additionally, we have certain other mortgage debt that matures within 12 months of the date of these consolidated financial statements as discussed below.

The mortgage loan collateralized by Gantry Park Landing (the “Gantry Park Mortgage Loan”) (outstanding principal balance of $65.6 million as of September 30, 2024) is scheduled to mature on December 1, 2024. We currently intend to seek to extend or refinance the Gantry Park Mortgage Loan on or before its scheduled maturity date.

The Exterior Street Loans (outstanding principal balance of $42.0 million as of September 30, 2024) are scheduled to mature on November 24, 2024. We currently intend to seek to extend the Exterior Street Loans on or before their scheduled maturity date.

However, if we are unable to extend or refinance these maturing mortgage loans at favorable terms, we will look to repay the then outstanding balance with available cash and/or proceeds from selective asset sales. We have no additional significant maturities of mortgage debt over the next 12 months.

Notes Payable

Margin Loan

We have access to the Margin Loan from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (5.70% as of September 30, 2024) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of September 30, 2024 and December 31, 2023.

Line of Credit

We have a Line of Credit with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 55% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2024 and bears interest at SOFR plus 1.35% (6.20% as of September 30, 2024). The Line of Credit is collateralized by an aggregate of 187,019 of Marco OP Units and is guaranteed by PRO.

As of September 30, 2024, the amount of borrowings available to be drawn under the Line of Credit was $17.4 million of which the outstanding principal balance of the Line of Credit was $3.0 million which is presented, net of deferred financing fees of $1, on the consolidated balance sheets and is classified as notes payable, net. As of December 31, 2023, the amount of borrowings available to be drawn under the Line of Credit was $14.7 million and no amounts were outstanding.

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

For the nine months ended September 30, 2024, we repurchased 243,754 Common Shares at a weighted average price per share of $11.88. For the nine months ended September 30, 2023, we repurchased 201,195 Common Shares at a weighted average price per share of $12.19.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(31,941)	$(8,453)	$(29,649)	$(16,171)
FFO adjustments:
Depreciation and amortization	1,755	1,860	5,260	5,211
Adjustments to equity earnings from unconsolidated affiliated entity	617	942	1,806	2,800
Income tax on redemptions of preferred investments in related parties	-	2,474	808	2,474
Impairment charges	34,353	-	34,353	-
Gain on disposal of investment property	(2,749)	-	(13,601)	(1,121)
FFO	2,035	(3,177)	(1,023)	(6,807)
MFFO adjustments:
Noncash adjustments:
Mark to market adjustments(1)	(3,736)	2,002	(5,762)	1,871
Loss on sale of marketable securities(2)	-	297	-	656
MFFO	(1,701)	(878)	(6,785)	(4,280)
Straight-line rent(3)	13	12	32	10
MFFO - IPA recommended format	$(1,688)	$(866)	$(6,753)	$(4,270)

Net loss	$(31,941)	$(8,453)	$(29,649)	$(16,171)
Less: loss/(income) attributable to noncontrolling interests	9,353	(364)	9,304	(1,439)
Net loss applicable to Company’s common shares	$(22,588)	$(8,817)	$(20,345)	$(17,610)
Net loss per common share, basic and diluted	$(1.06)	$(0.41)	$(0.95)	$(0.81)

FFO	$2,035	$(3,177)	$(1,023)	$(6,807)
Less: FFO attributable to noncontrolling interests	8,422	(645)	8,183	(2,134)
FFO attributable to Company’s common shares	$10,457	$(3,822)	$7,160	$(8,941)
FFO per common share, basic and diluted	$0.49	$(0.18)	$0.33	$(0.41)

MFFO - IPA recommended format	$(1,688)	$(866)	$(6,753)	$(4,270)
Less: MFFO attributable to noncontrolling interests	(8)	(767)	(132)	(2,278)
MFFO attributable to Company’s common shares	$(1,696)	$(1,633)	$(6,885)	$(6,548)

Weighted average number of common shares outstanding, basic and diluted	21,358	21,679	21,438	21,750

Notes:

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to our common shares:

From inception through September 30, 2024
FFO attributable to Company’s common shares	$260,045
Distributions paid	$292,086

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 14, 2024, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: November 14, 2024	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)