Form 10-K
period 2024-12-31
Lightstone Value Plus REIT I, Inc.
filed 2025-03-31
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the Registrant’s common shares. As of June 30, 2024, the last business day of the most recently completed second quarter, there were 21.4 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 17, 2025 the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.96 per share (after allocations to the holder of subordinated profits interests in our operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of December 31, 2024. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2025, there were 21.2 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT I, INC.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”), together with other statements and information publicly disseminated by Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Lightstone REIT intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe Lightstone REIT ’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond Lightstone REIT’s control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) changes in market factors that could impact our rental rates and operating costs, (ii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates and (v) the availability of suitable acquisition opportunities. Accordingly, there is no assurance that Lightstone REIT’s expectations will be realized.

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

General Description of Business and Structure

Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), is a Maryland corporation formed on June 8, 2004, which has elected to be taxed and qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. Lightstone REIT I was formed primarily for the purpose of engaging in the business of investing in and owning commercial and multifamily residential real estate properties and making other real estate-related investments located throughout the U.S.

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of our current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of December 31, 2024, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

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

As of December 31, 2024, we (i) have ownership interests in and consolidate two operating properties and two development projects and (ii) have ownership interests through two unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Portfolio”) located in the Columbus, Ohio metropolitan area and a portfolio of five limited-service hotel properties (the “Hotel JV Portfolio”).

With respect to our consolidated operating properties, we wholly own a 303-room Marriott branded hotel (the “Lower East Side Moxy Hotel”), located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022 and have a 59.2% majority ownership interest in 50-01 2nd Street Associates LLC (the “2nd Street Joint Venture”), a joint venture between us and a related party, which developed, constructed and owns a 199-unit luxury multifamily residential property (“Gantry Park Landing”), located in the Long Island City neighborhood in the Queens borough of New York City.

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

With respect to our unconsolidated properties, we hold a 19% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns the Columbus Portfolio and we hold a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”), which owns the Hotel JV Portfolio. We account for our 19% joint venture ownership interest in the Columbus Joint Venture under the equity method of accounting and we account for our 2.5% joint venture ownership interest in the Hotel Joint Venture using a measurement alternative pursuant to which our investment is measured at cost, adjusted for observable price changes and impairments, if any. Both the Columbus Joint Venture and the Hotel Joint Venture are between us and related parties.

Our advisor is Lightstone Value Plus REIT, LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 6, 2004, the Advisor contributed $2 to the Operating Partnership in exchange for 200 Common Units. Our Advisor also owns 20,000 shares of our common stock (“Common Shares”) which were issued on July 6, 2004 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC (the “Sponsor”), which served as our sponsor during our initial public offering (the “Offering”), which terminated on October 10, 2008. Our Advisor, pursuant to the terms of an advisory agreement, together with our board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of the Sponsor, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of special general partner interests (“SLP Units”) in the Operating Partnership, which were purchased, at a cost of $100,000 per unit in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT I or the Operating Partnership.

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal information technology and investor relations. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing them would be in the best interest of our stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

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

In addition, an aggregate of 497,209 Common Units were issued to other unrelated parties during the years ended December 31, 2008 and 2009 and remain outstanding as of December 31, 2024.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include the joint venture ownership interests held by either the Sponsor or its affiliates in (i) Pro-DFJV Holdings LLC (“PRO”) through its liquidation on December 26, 2024, (ii) the 2nd Street Joint Venture and (iii) the Santa Monica Joint Venture. PRO’s holdings principally consisted of common units of Simon Property Group, L.P., the operating partnership of Simon Property Group, Inc., a public REIT that is an owner and operator of shopping malls and outlet centers, the 2nd Street Joint Venture owns Gantry Park Landing and the Santa Monica Joint Venture owns the Santa Monica Project.

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

Acquisition and Investment Strategy and Policies

We have and expect to continue to invest in commercial and multifamily residential properties, such as office, industrial, retail, hospitality and multifamily residential apartments, and make other real estate-related investments such as through preferred investments or the origination of mortgage and mezzanine loans. Our investments may be made through the acquisition of or the development and construction of properties.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2024, our total borrowings represented 133% of net assets.

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

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT, commencing with the taxable year ended December 31, 2005. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the U.S., (“GAAP”)), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders, if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a taxable REIT subsidiary (“TRS”), including when we acquire or develop and construct a hotel we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2024 and 2023, we had no material uncertain income tax positions.

Concentration of Credit Risk

As of December 31, 2024 and 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation and recession.

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

Competition from these and other third-party real estate investors may limit the number of suitable investment opportunities available to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Because we are organized as an UPREIT, we believe we are well positioned within the industries in which we operate to offer existing property owners the potential opportunity to contribute their properties to us in certain tax-deferred transactions using our Operating Partnership’s Common Units as transactional currency. As a result, we may have a competitive advantage over certain of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.

Regulations

Our investments are subject to various U.S. federal, state and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, and environmental matters. We believe that we have or will obtain all permits and approvals necessary under the current requirements to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of U.S. federal, state and local governments. Compliance with existing environmental laws has not had a material adverse effect on our financial condition or results of operations, and management does not currently believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired or developed in the future.

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

The Advisor and its affiliates have a technology team, under the leadership of the Director of Information Technology, who has over 20 years of technology management experience, which defines a work plan designed to maintain strong cybersecurity maturity, sets improvement objectives of key controls and systems, including feedback from third-party assessments, and identifies and implements on-going investments to replace or upgrade systems or technologies and proactively maintain strong security. As part of this planning, management conducts regular testing of our incident response plan to increase awareness, establishes key decision-making criteria, ensures effective communication among key stakeholders, and complies with our disclosure obligations.

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

Governance

The Board of Directors oversees our risk management process, including cybersecurity risks. The Audit Committee oversees our enterprise risk assessment. The Audit Committee’s meetings include discussions of specific risk areas, including, among others, those relating to cybersecurity. Our management team, including our Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The Chief Financial Officer has primary responsibility for our overall cybersecurity risk management program.

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

ITEM 2. PROPERTIES:

As of December 31, 2024, we (i) have ownership interests in and consolidate two operating properties (Lower East Side Moxy Hotel and Gantry Park Landing) and two development projects (Exterior Street Project and Santa Monica Project) and (ii) have ownership interests through two unconsolidated joint ventures (Columbus Joint Venture and Hotel Joint Venture) in the Columbus Portfolio, a portfolio consisting of nine multifamily residential properties, and the Hotel JV Portfolio, a portfolio consisting of five limited service hotel properties.

Consolidated Properties

Lower East Side Moxy Hotel

We wholly own the Lower East Side Moxy Hotel, a 303-room Marriott branded hotel located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022. The following table contains certain information for the Lower East Side Moxy Hotel for the date indicated.

	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2024	RevPAR(1) for the Year Ended December 31, 2024	ADR(2) for the Year Ended December 31, 2024

Lower East Side Moxy Hotel	Manhattan, New York	2022	110,898	92%	$266.00	$289.86

Notes:

(1) - Revenue per Available Room.

(2) - Average Daily Rate.

Gantry Park Landing

We have a 59.2% majority ownership interest in the 2nd Street Joint Venture, which developed, constructed and owns Gantry Park Landing, a 199-unit luxury, multifamily residential property, located in the Long Island City neighborhood in the Queens borough of New York City. The 2nd Street Joint Venture is between us and an affiliate of the Sponsor, which is a related party. We consolidate the 2nd Street Venture and account for the other member’s ownership interest as a noncontrolling interest in our consolidated financial statements. The following table contains certain information for Gantry Park Landing as of the dates indicated.

	Location	Year Built	Leasable Units	Percentage Occupied as of December 31, 2024	Revenues based on rents as of December 31, 2024	Annualized Revenue per Unit as of December 31, 2024

Gantry Park Landing	Queens, New York	2013	199	97%	$10.4 million	$54,204

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2024 annualized.

Development Projects

Exterior Street Project

We wholly own the Exterior Street Project, a proposed mixed-use multifamily residential and commercial retail project. In February 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, we subsequently acquired an additional adjacent parcel of land at cost from an affiliate of our Advisor for $1.0 million in order to achieve certain zoning compliance. We acquired these three land parcels for the proposed development of the Exterior Street Project.

During the year ended December 31, 2023, interest of $1.5 million was capitalized to the Exterior Street Project.

During the second quarter of 2023, we decided to temporarily pause active development activities associated with the Exterior Street Project, due to prevailing unfavorable economic and local market conditions and regulations, and therefore, ceased capitalization of interest and other carrying costs.

As of December 31, 2023, the carrying value of the Exterior Street Project was $95.7 million, which was included in development projects on the consolidated balance sheet.

Impairment Charge and Held for Sale

Because of continuing unfavorable economic and local market conditions, we determined during the third quarter of 2024 we would no longer pursue the development of the Exterior Street Project, but rather pursue other strategies with respect to it, including a sale. As a result of this change in strategy; we determined the carrying value of the Exterior Street Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $16.6 million, (included in impairment charges on our consolidated statement of operations) during the third quarter of 2024 in order to reduce the carrying value of the Exterior Street Project to its estimated fair value of $78.8 million as of September 30, 2024. In estimating the fair value of the Exterior Street Project, we took into consideration a bona fide third-party offer obtained by an independent third-party broker less estimated disposal costs.

During the fourth quarter of 2024, we entered into a purchase and sale agreement (the “Exterior Street Project Agreement”) with an unrelated third party pursuant to which we expect to sell the Exterior Street Project, subject to certain conditions, at a contractual sales price of $84.0 million. Pursuant to the terms of the Exterior Street Project Agreement, we received a deposit of $2.5 million. The Company expects to dispose of the Exterior Street Project within the second quarter of 2025, pursuant to the terms of the Exterior Street Project Agreement, however, there can be no assurance that the sale of the Exterior Street Project will be consummated. Additionally, during the fourth quarter of 2024 the Exterior Street Project met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheets as of December 31, 2024. As of December 31, 2024, the carrying value of the Exterior Street Project was $78.8 million, which is included in assets held for sale on the consolidated balance sheet.

Santa Monica Project

We have a 50% joint venture ownership interest in the Santa Monica Joint Venture. The Santa Monica Joint Venture is between us and an affiliate of the Sponsor, a related party. We consolidate the Santa Monica Joint Venture and account for the other member’s ownership interest as a noncontrolling interest in our consolidated financial statements. In March 2022, the Santa Monica Joint Venture originated a $49.0 million promissory note (the “Santa Monica Note Receivable”) to a borrower (the “Santa Monica Borrower”), which was collateralized by two development projects located in Santa Monica, California. The Santa Monica Note Receivable bore interest at SOFR + 7.00%, subject to a 7.15% floor.

During the first quarter of 2023, the Santa Monica Joint Venture received a partial principal paydown of $14.0 million on the Santa Monica Note Receivable in exchange for the release of one of the development projects, which had been completed, from the underlying collateral pool. As a result, the remaining outstanding principal balance of the Santa Monica Note Receivable of $35.0 million was secured solely by the Santa Monica Project, which consists of a proposed multifamily residential project on land parcels located in Santa Monica, California.

Due to financial difficulties, during the second quarter of 2023 the Santa Monica Borrower discontinued making monthly interest payments on the Santa Monica Note Receivable, which subsequently matured on August 31, 2023. On December 29, 2023, ownership of the Santa Monica Project was transferred to the Santa Monica Joint Venture via a deed in lieu of foreclosure transaction. In connection with the transfer, the aggregate outstanding principal and accrued interest for the Santa Monica Note Receivable of $36.7 million, which approximated the fair value of the Santa Monica Project at that time, was reclassified from notes receivable, net to development projects on the consolidated balance sheets.

Impairment Charge

Subsequent to obtaining ownership of the Santa Monica Project, the Santa Monica Joint Venture decided to continue certain pre-development activities, which had already been started by the former owner. However, during the third quarter of 2024, the Santa Monica Joint Venture decided to no longer pursue development of the Santa Monica Project, but rather pursue various other strategies with respect to it, including a sale or the potential transfer of ownership to the lender, which had provided a non-recourse mortgage loan (the “Santa Monica Loan”), collateralized by the Santa Monica Project. As a result of this change in strategy, the Santa Monica Joint Venture determined the carrying value of the Santa Monica Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $17.7 million (which is included in impairment charges on our consolidated statement of operations) during the third quarter of 2024, in order to reduce the carrying value of the Santa Monica Project to its then estimated fair value of $19.0 million. In estimating the fair value of the Santa Monica Project, the Santa Monica Joint Venture used the value provided by an independent, third-party commercial real estate advisory and services firm.

On October 15, 2024 the Santa Monica Loan matured and it was not repaid, which constitutes an event of default and therefore, the loan became due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction.

As of December 31, 2024 and 2023, the carrying value of the Santa Monica Project was $19.0 million and $36.7 million, respectively, which is included in development projects on the consolidated balance sheets.

See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Unconsolidated Properties

Columbus Joint Venture

We hold a 19% joint venture ownership interest in the Columbus Joint Venture, which owns the Columbus Portfolio, a portfolio of nine multifamily residential properties consisting of 2,564 units located in the Columbus, Ohio metropolitan area. We account for our 19% joint venture ownership interest in the Columbus Joint Venture under the equity method of accounting. The Columbus Joint Venture is between us and two affiliates of the Sponsor, which are related parties. The following table contains certain information for the Columbus Portfolio as of the date indicated.

				Percentage Occupied as of	Annualized Revenues based on rents as of	Annualized Revenue per Unit as of
	Location	Year Built	Leasable Units	December 31, 2024	December 31, 2024	December 31, 2024

Columbus Portfolio	Columbus, Ohio	2004	2,564	92%	$43.9 million	$18,649

Annualized revenues is defined as the minimum monthly payments due as of December 31, 2024 annualized.

Hotel Joint Venture

We hold a 2.5% joint venture ownership interest in the Hotel Joint Venture, which owns the Hotel JV Portfolio, a portfolio of five limited-service hotels. We account for our 2.5% joint venture ownership interest using a measurement alternative pursuant to which our investment is measured at cost, adjusted for observable price changes and impairments, if any. The Hotel Joint Venture is between us and Lightstone Value Plus REIT II, Inc., a related party REIT also sponsored by the Sponsor.

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;
●	our real estate properties are located in markets where we are subject to competition in attracting and retaining tenants; and
●	depreciation on improvements placed in service is provided on a straight-line basis over the estimated useful life of the applicable improvements.

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

Other the aforementioned matter, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2025, Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”) had 21.2 million of its shares of common stock (the “Common Shares”) outstanding, held by a total of 5,864 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Market Information

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing them would be in the best interest of our stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

Estimated Net Asset Value (“NAV”) and NAV per Common Share (“NAV per Share”)

On March 17, 2025, our board of directors (the “Board of Directors”) determined and approved our estimated NAV of $267.4 million and resulting NAV per Share of $10.96. Our estimated NAV and resulting NAV per Share is after allocations of value to the special general partner interests (“SLP Units”) in Lightstone REIT I, L.P. (the “Operating Partnership”), held by Lightstone SLP, LLC, an affiliate of Lightstone Value Plus REIT, LLC (the “Advisor”), an affiliate of The Lightstone Group LLC (the “Sponsor”) which served as our sponsor during our initial public offering (the “Offering”), which terminated on October 28, 2008. The estimated NAV and resulting estimated NAV per Share assumes a liquidation event as of December 31, 2024. From our inception through the termination of our Offering, Lightstone SLP, LLC contributed aggregate cash of $30.0 million in exchange for an aggregate of 300 SLP Units, at a cost of $100,000 per unit. The purchase price of the SLP Units will be only be repaid after stockholders receive a stated preferred return and their net investment. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of December 31, 2024 and are effective as of March 17, 2025.

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

Process and Methodology

Our business is externally managed by our Advisor which provides advisory services to us as we have no employees. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our estimated NAV and resulting NAV per Share, which we currently expect will be done on at least an annual basis unless and until our Common Shares are approved for listing on a national securities exchange. Our Board of Directors have and will continue to review and approve each estimate of our NAV and resulting NAV per Share.

Our estimated NAV and resulting NAV per Share as of December 31, 2024 were calculated with both the assistance of our Advisor and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities, other noncontrolling interests and allocation of value to the SLP Units. Our Advisor recommended and our Board of Directors established the estimated NAV and resulting NAV per Share as of December 31, 2024 based upon the analysis and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities, other noncontrolling interests and any allocation of value to the SLP Units, is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs.” We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our estimated NAV and resulting NAV per Share as of December 31, 2024 was approved by our Board of Directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

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

As of December 31, 2024, we have ownership interests in 13 investment properties, of which four are consolidated and nine are unconsolidated and accounted for under the equity method of accounting. We also have an 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”), which owns a portfolio of five limited service hotels (the Hotel JV Portfolio”), for which we account for our ownership interest using a measurement alternative pursuant to which our investment is measured at cost, adjusted for observable price changes and impairments, if any.

With respect to our estimated NAV and resulting NAV per Share as of December 31, 2024, Stanger prepared an appraisal report summarizing key inputs and assumptions, for one of our two wholly owned and consolidated properties consisting of a 303-room Marriott branded hotel (the “Lower East Side Moxy Hotel”) located in the Lower East Side neighborhood of the Manhattan borough in New York City, which we developed, constructed and opened for business on October 27, 2022. Ten of the twelve other properties were appraised by other independent third-party valuation firms and not by Stanger while our Advisor provided an opinion of value for the remaining two properties.

The ten properties appraised by other independent third party valuation firms consist of (i) a 199-unit luxury, multifamily residential property (“Gantry Park Landing”) located in the Long Island City neighborhood of the Queens borough of New York City, which was developed, constructed and is owned by 50-01 2nd Street Associates LLC (the “2nd Street Joint Venture”), a joint venture between us and a related party, in which we have a 59.2% majority ownership interest that we consolidate and (ii) a portfolio of nine multifamily residential properties (the “Columbus Portfolio”) located in the Columbus, Ohio metropolitan area which are owned by Columbus Portfolio Member LLC (the “Columbus Joint Venture”), a joint venture between us and related parties, in which we have a 19% ownership interest that we account for under the equity method of accounting.

The remaining two properties valued by our Advisor consist of (i) three land parcels located at 355 & 399 Exterior Street in the Mott haven neighborhood in the Bronx borough of New York City, which we acquired for the development of a mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”), which we wholly own and consolidate and (ii) certain land parcels located in Santa Monica, California, on which a multifamily residential project (the “Santa Monica Project”) has been proposed, which is owned by LSC 1543 7th LLC (the “Santa Monica Joint Venture”), a joint venture between us and a related party, in which we have a 50% ownership interest that we consolidate.

Stanger also prepared a NAV report (the “December 2024 NAV Report”), which summarized the values of our ownership interests in the 13 investment properties, investment in related parties, non-real estate assets, liabilities, other noncontrolling interests and the allocation of value to the SLP Units which was used to calculate our estimated NAV and resulting NAV per Share, all as of December 31, 2024. The values of our ownership interests in real estate properties were based upon the appraisal report for the Lower East Side Moxy Hotel prepared by Stanger, the appraisal reports prepared by other independent third-party valuation firms for 10 of the 12 properties not appraised by Stanger and the values determined by our Advisor for the Exterior Street Project and the Santa Monica Project. The values of our non-real estate assets, liabilities, other noncontrolling interests and allocation of value to the SLP Units were based upon (i) Stanger’s estimated values for the allocation of value to the SLP Units and (ii) our Advisor’s estimated opinion of value for our cash and cash equivalents, investment in related parties, marketable securities, prepaid expenses, restricted cash and other assets, mortgage notes payable, other liabilities and other noncontrolling interests.

The table below sets forth the calculation of our estimated NAV and resulting NAV per Share as of December 31, 2024, as well as the comparable calculation as of December 31, 2023. Certain amounts are reflected net of noncontrolling interests, as applicable.

	As of December 31, 2024		As of December 31, 2023
	Value	Per Share	Value	Per Share

Net Assets:
Investment properties	$334,102	$15.36	$468,343	$21.21
Non-Real Estate Assets:
Cash and cash equivalents	26,076		9,495
Investment in unconsolidated affiliated entities	20,165		21,147
Investments in related parties	781		701
Marketable securities	40,180		34,315
Assets held for sale	80,592		-
Other assets	10,543		11,900
Total non-real estate assets	178,337	8.20	77,558	3.51
Total Assets	512,439	23.56	545,901	24.72
Liabilities:
Mortgage notes payable	(187,573)		(227,556)
Liabilities held for sale	(42,866)
Other liabilities	(14,591)		(14,513)
Total liabilities	(245,030)	(11.27)	(242,069)	(10.96)
Other noncontrolling interests	-	-	-	-
Net Asset Value before Allocations to SLP Units	267,409	12.29	303,832	13.76
Allocations to SLP Units	(28,935)	(1.33)	(44,911)	(2.03)
Net Asset Value	$238,474	$10.96	$258,921	$11.73

Shares of Common Stock Outstanding(1)	21,754		22,078

Note:

(1)	Includes 0.5 million Common Shares assuming the conversion of an equal number of common units (“Common Units”) in the Operating Partnership.

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our estimated NAV and resulting NAV per Share. In connection with determining our estimated NAV and resulting NAV per Share, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our Board of Directors to assist our Advisor in the calculation of our estimated NAV and resulting NAV per Share as of December 31, 2024. Stanger’s service included appraising the Lower East Side Moxy Hotel and preparing the December 2024 NAV Report. Stanger relied on the appraisals prepared by other independent third-party valuation firms for 10 of the 12 investment properties which were not appraised by Stanger and the Advisor’s opinion of value for the Exterior Street Project and the Santa Monica Project. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our investment properties. Stanger’s appraisal report for the Lower East Side Moxy Hotel was performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. Stanger’s appraisal report for the Lower East Side Moxy Hotel was reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where the investment property is located. The use of the report is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third party indications of interest for our Common Shares in connection with possible purchases thereof or the acquisition of all or any part of us.

Stanger collected reasonably available material information that it deemed relevant in appraising our Lower East Side Moxy Hotel. Stanger relied in part on property-level information provided by our Advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements and/or lease abstracts; and (iii) information regarding recent or planned capital expenditures.

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

In performing its analyses, Stanger made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond their control and our control. Stanger also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, Stanger assumed that we have clear and marketable title to any real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density, or shape are pending or being considered. Furthermore, Stanger’s analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to the date of Stanger’s appraisal report for the Lower East Side Moxy Hotel, and any material change in such circumstances and conditions may affect Stanger’s analyses and conclusions. Stanger’s appraisal report for the Lower East Side Moxy Hotel contains other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein. Furthermore, the price at which our ownership interest in our Lower East Side Moxy Hotel may actually be sold could differ from Stanger’s analysis.

Stanger is actively engaged in the business of appraising commercial real estate properties, similar to those investment properties wholly and partially owned by us, in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our Board of Directors to deliver their reports to assist in the estimated NAV and resulting NAV per Share calculations as of December 31, 2024 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Stanger was previously engaged by us for appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us, our Sponsor and/or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Stanger Appraisal Reports.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised value of the appraisal report for the Lower East Side Moxy Hotel was determined by Stanger. Stanger’s reports are addressed to our Board of Directors to assist them in their determination of our estimated NAV and resulting NAV per Share as of December 31, 2024. Stanger’s reports are not addressed to the public, may not be relied upon by any other person to establish our estimated NAV and resulting NAV per Share, and do not constitute a recommendation to any person to purchase or sell any of our Common Shares.

Our goal in calculating our estimated NAV and resulting NAV per Share is to arrive at values that are reasonable and supportable using what we deem to be appropriate valuation methodologies and assumptions. Stanger’s reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports. The following is a summary of our valuation methodologies used to value our assets and liabilities by key component:

Investment Properties:

As of December 31, 2024, we have ownership interests in (i) four consolidated properties (the “Consolidated Properties”) and (ii) nine equity method unconsolidated properties held in a joint venture (the “Unconsolidated Equity Method Properties” and collectively, the “Investment Properties”). We also have an 2.5% joint venture ownership interest in the Hotel Joint Venture which owns the Hotel JV Portfolio See “Investment in Related Party” below for additional information.

With respect to the Consolidated Properties as of December 31, 2024, we own and consolidate the operating results and financial condition of the Lower East Side Moxy Hotel, Gantry Park Landing, the Exterior Street Project and the Santa Monica Project. We (i) wholly own the Lower East Side Moxy Hotel, (ii) have a 59.2% joint venture ownership interest in Gantry Park Landing, (iii) wholly own the Exterior Street Project and (iv) have a 50% joint venture ownership interest in the Santa Monica Project.

With respect to the Unconsolidated Equity Method Properties as of December 31, 2024, we have a 19% ownership interest in the Columbus Joint Venture which owns the Columbus Portfolio. We do not consolidate our ownership interest in the Columbus Joint Venture, but rather account for it under the equity method of accounting.

As described above, we engaged Stanger to provide an appraisal for the Lower East Side Moxy Hotel as of December 31, 2024. For 10 of the 12 investment properties which were not appraised by Stanger, we also engaged other independent third-party valuation firms to provide an appraisal report for 10 of these 12 investment properties and our Advisor provided an opinion of value for the Exterior Street Project and the Santa Monica Project. In preparing their appraisal reports, the scope of the work performed by Stanger and the other independent third-party valuation firms included the following procedures, as well as other factors:

●	A review of all property level information provided by our Advisor;
●	A review of the historical performance of our investment properties and business plans related to their operation; and
●	A review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.

Stanger and the other independent third-party valuation firms employed the income approach and/or the sales comparison approach to estimate the value of their respective appraised properties. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (“DCF Analysis”) and/or direct capitalization analysis (“DC Analysis”) was used in the income approach to determine the value of our ownership interest in the property. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

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

Stanger and the other independent third-party valuation firms prepared appraisal reports summarizing key inputs and assumptions for each of their respective appraised properties using financial information provided by us and our Advisor. From such review, Stanger and the other independent third-party valuation firms selected (i) the appropriate cash flow discount rate, residual discount rate, and terminal capitalization rate in the DCF Analysis, (ii) the appropriate capitalization rate in the DC Analysis and/or (iii) the appropriate price per applicable unit in the sales comparison analysis. For those investment properties which we do not have a 100% ownership interest, the property’s value was adjusted to reflect our ownership interest in such property after consideration of any distribution priorities associated with such property.

The estimated values for our investment properties may or may not represent current market values or fair values determined in accordance with generally accepted accounting principles in the United States (“U.S.” and collectively, “GAAP”). Our consolidated investment properties are carried at their amortized cost, subject to any adjustments applicable under GAAP.

The following summarizes the key assumptions that were used in each DCF Analysis to estimate the values of the indicated Consolidated Properties as of December 31, 2024:

	Consolidated Properties
	Lower East Side Moxy Hotel	Gantry Park Landing

Exit capitalization rate	7.00%	5.25%
Discount rate	8.75%	7.00%
Annual market rent growth rate	3.45%	3.22%
Annual NOI growth rate	2.85%	2.65%
Holding period (in years)	10	10

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

	Increase of 25 Basis Points	Decrease of 25 Basis Points
Capitalization rate	$(0.30)	$0.33
Discount rate	$(0.26)	$0.27

Our Advisor provided an opinion of value for the following investment properties as of December 31, 2024:

Exterior Street Project (Assets and liabilities held for sale)

During the fourth quarter of 2024, we entered into a purchase and sales agreement with an unrelated third party pursuant to which we expect to sell the Exterior Street Project, subject to certain conditions, at a contractual sales price of $84.0 million. However, there can be no assurance that the sale of the Exterior Street Project will be consummated. Additionally, during the fourth quarter of 2024 the Exterior Street Project met the criteria to be classified as held for sale and therefore, its associated asset and liabilities are classified as held for sale in our consolidated balance sheets as of December 31, 2024. Accordingly, our Advisor deemed it appropriate to value the Assets Held for Sale related to the Exterior Street Project at $80.6 million, representing the contractual sale price less estimated costs to dispose plus all other non-real estate assets. The Liabilities Held for Sale related to the Exterior Street Project were valued at $42.9 million, representing the fair value of the mortgage loan plus all other non-real estate related liabilities.

Santa Monica Project

The Santa Monica Project is encumbered by a mortgage loan (the “Santa Monica Loan”). On October 15, 2024, the Santa Monica Loan matured and it was not repaid, which constitutes a maturity event of default and therefore, it is due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction. As of December 31, 2024, the outstanding principal balance of the Santa Monica Loan was $19.5 million.

Because the Santa Monica Joint Venture intends to transfer its ownership of the Santa Monica Project to the lender, our Advisor deemed it appropriate to value the Santa Monica Project at $19.5 million, representing the aggregate amount of outstanding principal due on the Santa Monica Loan as of December 31, 2024. As a result, our 50% joint venture ownership interest in the Santa Monica Project equates to $9.7 million.

 As of December 31, 2024, the aggregate estimated fair value of our ownership interests in the Consolidated Properties was $414.7 million and the aggregate carrying value (which is net of accumulated depreciation and amortization) of our ownership interests in the Consolidated Properties was $320.2 million, which equates to an overall increase in value of 29.5%.

As of December 31, 2024, the estimated fair value of our 19% joint venture ownership interest in the Columbus Joint Venture of $20.2 million was calculated based on our pro rata share of the gross appraised value of the Columbus Properties of $487.0 million less the fair value of the outstanding indebtedness of $394.6 million plus all other non-real estate assets and liabilities, net of $13.8 million. The estimated fair value of our 19% joint venture ownership interest in the Columbus Joint Venture of $20.2 million compared to our carrying value of $14.8 million, both as of December 31, 2024, equates to an increase in value of 36.4%.

The estimated gross fair value of the Columbus Portfolio was determined by another independent valuation firm using a DC analysis for each of the nine multifamily residential properties. Capitalization rates ranged from 5.25% to 6.25%. While we believe that the assumptions utilized are reasonable, a change in these assumptions would affect the calculation of the value of these investment properties. A 25-basis point increase and decrease in the capitalization rates would change our NAV per Share by an estimated $(0.17) and $0.19, respectively. This estimate is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, this assumption could change by more or less than 25 basis points or not at all.

Cash and cash equivalents: As of December 31, 2024, the estimated value of our cash and cash equivalents approximate their carrying value due to their short maturities.

Investment in related party: As of December 31, 2024, we have a 2.5% non-managing ownership interest in the Hotel Joint Venture, which owns the Hotel JV Portfolio, consisting of five limited-service hotels. The Joint Venture is between us and the operating partnership of Lightstone Value Plus REIT II, Inc. (“Lightstone II”), a real estate investment trust also sponsored by our Sponsor, which has a 97.5% managing ownership interest in the Hotel Joint Venture. We do not consolidate our ownership interest in the Hotel Joint Venture but rather account for it using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. As of December 31, 2024, our Advisor estimated the value of our ownership interest in the Hotel Joint Venture was $0.8 million based on a hypothetical liquidation of the estimated value of the Hotel Joint Venture’s net assets, which approximated our carrying value.

Marketable securities: As of December 31, 2024, the estimated values of our marketable securities, which are available for sale, are based on Level 1 and Level 2 inputs. Level 1 inputs are inputs that are observable, either directly or indirectly, such as quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. All of our marketable securities measured using Level 2 inputs were valued based on a market approach using readily available quoted market prices for similar assets.

Other assets: As of December 31, 2024, our other assets consist of restricted cash and other assets. The estimated values of these items approximate their carrying values due to their short maturities. Certain other items, primarily straight-line rent receivable, intangibles and deferred costs, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective investment properties or financial instruments.

Mortgage notes payable: As of December 31, 2024, the estimated values for our mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rates for our mortgage loans were generally determined based on market rates for available comparable debt. The estimated current market interest rates for our mortgage loans ranged from 6.42% to 13.27% as of December 31, 2024.

Other liabilities: Our other liabilities consist of our accounts payable, accrued expenses and other liabilities and amounts due to related parties. The carrying values of these items were considered to equal their fair value due to their short maturities. Certain other items, primarily intangibles, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective investment properties or financial instruments.

Allocations of value to SLP units: The carrying value of the SLP Units held by Lightstone SLP, LLC, an affiliate of our Advisor, are classified in noncontrolling interests on our consolidated balance sheets. The IPA’s Practice Guideline 2013—01 provides for adjustments to the NAV for preferred securities, special interests and incentive fees based on the aggregate NAV of the Company and payable to the sponsor in a hypothetical liquidation of the Company as of the valuation date in accordance with the provisions of the partnership or advisory agreements and the terms of the preferred securities. Because certain distributions related to our SLP Units are only payable to their holder in a liquidation event, we believe they should be valued for our estimated NAV and resulting NAV per Share in accordance with these provisions.

Our operating agreement provides for distributions to be made during our liquidating stage to our stockholders and the holder of the SLP Units at certain prescribed thresholds. In connection with our initial public offering of common stock, Lightstone SLP, LLC purchased an aggregate of $30.0 million of SLP Units. In the calculation of our estimated NAV, a $28.9 million allocation of value was made to the SLP Units representing the amount of estimated distributions which would have been payable to the holder of the SLP Units, assuming a liquidation event as of December 31, 2024.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share for the preceding year may be found in the following referenced filing:

As of December 31, 2023 – Annual Report on Form 10-K filed on April 1, 2024.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV and resulting NAV per Share, which could be significantly different from the estimated NAV and resulting NAV per Share approved by our Board of Directors. The estimated NAV and resulting NAV per Share approved by our Board of Directors does not represent the fair value of our assets and liabilities in accordance with GAAP, and such estimated NAV and resulting NAV per Share is not a representation, warranty or guarantee that:

●	A stockholder would be able to resell his or her Common Shares at the estimated NAV per Share;
●	A stockholder would ultimately realize distributions per Common Share equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
●	Our Common Shares would trade at the estimated NAV per Share on a national securities exchange;
●	An independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or
●	The methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

The IRS and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its estimated NAV per share. FINRA guidance provides that NAV valuations be derived from a methodology that conforms to standard industry practice.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs and resulting NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance with GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount our Common Shares would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to Lightstone SLP, LLC for its SLP Units in connection with a liquidation event. Accordingly, our estimated NAV reflects any allocations of value to the SLP Units representing the amount that would be payable to Lightstone SLP, LLC in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.’’ Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities and other non-controlling interests less any allocations to the SLP Units divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share generally does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our estimated NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on at least an annual basis. Our Board of Directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

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

SRP

Our share repurchase program, as amended from time to time (the “SRP”) by our Board of Directors, may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to various restrictions.

Our SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or hardship and the price for all such purchases has been set at our estimated NAV per Share as of the date of actual redemption. Our estimated NAV per Share is determined by our Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

Additionally, our Board of Directors has established that on an annual basis we will not redeem in excess of 1.0% and 0.5% of the number of Common Shares outstanding as of the end of the preceding year for either death redemptions or hardship redemptions, respectively. Additionally, eligible redemption requests are generally expected to be processed on a quarterly basis and will be subject to proration if either type of redemption requests exceeds the annual limitations established by our Board of Directors. Furthermore, our Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

During the year ended December 31, 2024, we repurchased 324,684 Common Shares at a weighted average price per share of $11.85. During the year ended December 31, 2023, we repurchased 283,091 Common Shares at a weighted average price per share of $12.19.

DRIP

Our distribution reinvestment program (“DRIP”) provides our shareholders with an opportunity to purchase additional Common Shares at a discount to our estimated NAV per Share. Under our DRIP, a shareholder may acquire, from time to time, additional Common Shares by reinvesting any cash distributions payable by us to such shareholder, without incurring any brokerage commission, fees or service charges.

Our current DRIP Registration Statement on Form S-3D was filed and became effective as amended and restated, under the Securities Act on October 25, 2018.

Pursuant to the terms of our DRIP, our stockholders who elect to participate may invest all or a portion of any cash distributions that we pay them on their Common Shares in additional Common Shares at a purchase price equal to 95% of our estimated NAV per Share in effect as of the record date of such distribution. Effective on March 17, 2025, the Board of Directors determined and approved our NAV per Share of $10.96 as of December 31, 2024. As a result, effective on that date, the purchase price for Common Shares under the DRIP became $10.41 per share. As of December 31, 2024, 9.9 million Common Shares were available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of the termination to all participants.

Distributions

Common Shares

During each of the first two calendar quarters of 2023, quarterly distributions on our Common Shares were declared at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. During the third calendar quarter of 2023, a quarterly distribution on our Common Shares was declared at the pro rata equivalent of an annual distribution of $0.35 per share, or an annualized rate of 3.5% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end and stockholders had the option to elect the receipt of Common Shares under our DRIP in lieu of payment of cash for the distributions from us.

On November 10, 2023, the Board of Directors determined to suspend regular quarterly distributions. No distributions were declared or paid during the year ended December 31, 2024. During the year ended December 31, 2023, total distributions declared and paid on our Common Shares were $9.5 million and $13.1 million, respectively.

SLP Units

During each of the first two calendar quarters of 2023, quarterly distributions declared and paid on the SLP Units were at a 7% annualized rate of return. Because the quarterly distribution declared by the Board of Directors on Common Shares for the third calendar quarter of 2023 did not equate to at least an annualized rate of 7%, assuming a purchase price of $10.00 per share, no distributions were declared on the SLP Units for the third calendar quarter of 2023. Until distributions on Common Shares are brought current to at least an annualized rate of 7% assuming a purchase price of $10.00 per share, no distributions will be declared on the SLP Units. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

During the year ended December 31, 2024, no distributions were declared or paid on the SLP Units. During the year ended December 31, 2023, total distributions declared and paid on the SLP Units were $1.0 million and $1.6 million, respectively, and are part of noncontrolling interests.

Recent Sales of Unregistered Securities

During the period covered by this Annual Report, we did not sell any equity securities that were not registered under the Securities Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K (the “Annual Report). The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” before Item 1 of this Annual Report for a description of these risks and uncertainties. Dollar amounts are presented in thousands, except per share/unit data and where indicated in millions.

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

As of December 31, 2024, we (i) have ownership interests in and consolidate two operating properties and two development projects and (ii) have ownership interests through two unconsolidated joint ventures in the Columbus Properties, a portfolio of nine multifamily residential properties and the Hotel JV Properties, a portfolio of five limited service hotel properties.

With respect to our consolidated operating properties, we wholly own the Lower East Side Moxy Hotel, a 303-room Marriott branded hotel, located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022 and have a 59.2% majority ownership interest in the 2nd Street Joint Venture , a joint venture between us and a related party, which developed, constructed and owns Gantry Park Landing, a 199-unit luxury multifamily residential property located in the Long Island City neighborhood in the Queens borough of New York City.

With respect to our consolidated development projects, we wholly own three land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, which we acquired for the development of the Exterior Street Project, a proposed mixed-use multifamily residential and commercial retail project and we have a 50% joint venture ownership interest in the Santa Monica Joint Venture, a joint venture between us and a related party, which owns the Santa Monica Project, a proposed multifamily residential project on certain land parcels located in Santa Monica, California.

With respect to our unconsolidated properties, we hold a 19% joint venture ownership interest the Columbus Joint Venture, which owns the Columbus Portfolio, and we hold a 2.5% joint venture ownership interest in the Hotel Joint Venture, which owns the Hotel JV Portfolio. We account for our 19% joint venture ownership interest in the Columbus Joint Venture under the equity method of accounting and we account of our 2.5% joint venture ownership interest in the Hotel Joint Venture using a measurement alternative pursuant to which our investment is measured at cost, adjusted for observable price changes and impairments, if any. Both the Columbus Joint Venture and the Hotel Joint Venture are between us and related parties.

Our Advisor is Lightstone Value Plus REIT, LLC, which is majority owned by David Lichtenstein. On July 6, 2004, the Advisor contributed $2 to the Operating Partnership in exchange for 200 Common Units. Our Advisor also owns 20,000 shares of our Common Shares which were issued on July 6, 2004 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC, which served as our Sponsor during our Offering, which terminated on October 10, 2008. Our Advisor, pursuant to the terms of an advisory agreement, together with our Board of Directors, is primarily responsible for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of the Sponsor, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP, LLC, a Delaware limited liability company, which owns an aggregate of $30.0 million of SLP Units in the Operating Partnership, which were purchased, at a cost of $100,000 per unit in connection with our Offering. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT I or the Operating Partnership.

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal information technology and investor relations. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing them would be in the best interest of our stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

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

Acquisition and Investment Strategy and Policies

We have and expect to continue to invest in commercial and multifamily residential properties, such as office, industrial, retail, hospitality and multifamily residential apartments, and make other real estate-related investments such as through preferred investments or the origination of mortgage and mezzanine loans. Our investments may be made through the acquisition of or the development and construction of properties.

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

Concentration of Credit Risk

As of December 31, 2024 and 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation and recession.

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

Investments in Real Estate

We generally record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of ordinary repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the applicable real estate asset. We generally use estimated useful lives of up to 39 years for buildings and improvements, 5 to 10 years for furniture and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis

We record assets and groups of assets and liabilities which comprise disposal groups as held for sale when all of the following criteria are met: a decision has been made to sell, the assets are available for sale immediately, the assets are being actively marketed at a reasonable price in relation to the current fair value, a sale has been or is expected to be concluded within twelve months of the consolidated balance sheet date, and significant changes to the plan to sell are not expected. The assets and disposal groups held for sale are valued at the lower of book value or fair value less disposal costs. For sales of real estate or assets classified as held for sale, we evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.

We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, which is primarily at the individual property level. An impairment loss is recognized only if the carrying amount of a long-lived asset is not expected to be fully recoverable and it exceeds its fair value.

We evaluate the long-lived assets for potential impairment whenever events or changes in circumstances indicate that the total undiscounted projected cash flows are less than the carrying amount for a particular property. No single indicator would necessarily result in us preparing an estimate to determine if a long-lived asset’s future undiscounted cash flows are less than its book value. We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a long-lived asset requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The estimated cash flows used for the impairment analysis are subjective and require us to use our judgment and the determination of estimated fair value is based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

Accounting for Development Projects

We incur a variety of costs in connection with the development of a property. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and other costs incurred during the period of development. We cease capitalization when the development project is substantially complete and it is placed in service, which may occur in phases. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. We expense the costs associated with pre-opening activities associated with our development and construction projects as incurred. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Once a development project is placed in service, which may occur in phases or for an entire building or project, the costs capitalized to that development project are transferred to land and improvements, buildings and improvements, and furniture and fixtures on our consolidated balance sheet at the historical cost of the property.

We evaluate development projects for potential impairment whenever events or changes in circumstances indicate that the total undiscounted projected cash flows are less than the carrying amount for a particular development project. No single indicator would necessarily result in us preparing an estimate to determine if a development project’s future undiscounted cash flows are less than its book value. We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a development project requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant projected future operating results and significant negative industry or economic trends. The estimated cash flows used for the impairment analysis are subjective and require us to use our judgment and the determination of estimated fair value is based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

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

If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for equity in earnings and any cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the actual percentage of ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported within earnings from investments in unconsolidated entities in the consolidated statements of operations.

We review investments in unconsolidated entities for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be fully recoverable. An investment in unconsolidated entities is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we record an impairment charge.

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

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2005. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders, if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a TRS, including when we acquire or develop and construct a hotel, we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2024 and 2023, we had no material uncertain income tax positions.

Results of Operations

For the Year Ended December 31, 2024 vs. December 31, 2023

Consolidated

Rental revenues

Our rental revenues are primarily comprised of rental income and tenant recovery income from Gantry Park Landing. Total rental revenues increased by $0.8 million to $11.0 million for the year ended December 31, 2024 compared to $10.2 million for the same period in 2023. This increase reflects higher rental revenues for Gantry Park Landing primarily resulting from higher average monthly rent per unit.

Hotel revenues

Our hotel revenues for the Lower East Side Moxy Hotel are comprised of room revenue and food, beverage and other revenue. During the year ended December 31, 2024 compared to same period in 2023, the Lower East Side Moxy Hotel experienced increases to its percentage of rooms occupied to 92% from 79%, RevPAR to $266.00 from $225.16 and ADR to $289.86 from $285.61.

Total hotel revenues were $54.2 million and $50.3 million for the years ended December 31, 2024 and 2023, respectively. Room revenues increased by $4.6 million to $29.5 million for the year ended December 31, 2024 from $24.9 million for the same period in 2023 and food, beverage and other revenue decreased by $0.7 million to $24.7 million for the year ended December 31, 2024 from $25.4 million for the same period in 2023. The increase in room revenues was attributable to the higher occupancy, RevPAR and ADR during the 2024 period.

Property operating expenses

Our property operating expenses are primarily comprised of expenses to operate Gantry Park Landing and certain holding costs related to our two development projects and our previously owned land parcels located in St. Augustine, Florida. Property operating expenses were $3.2 million for both the years ended December 31, 2024 and 2023.

Hotel operating expenses

Our total hotel operating expenses, consisting of room expenses and food and beverage costs, for the Moxy Lower East Side Hotel were $36.6 million and $35.7 million for the years ended December 31, 2024 and 2023, respectively. Room expenses were $16.7 million and $14.9 million and food and beverage costs were $19.9 million and $20.8 million for the years ended December 31, 2024 and 2023, respectively. The increase in room expenses of $1.8 million was primarily attributable to higher occupancy for the Lower East Side Hotel during the 2024 period and the decrease in food and beverage costs of $0.9 million was attributable to both a decrease in food and beverage sales of $0.7 million as well as better expense control measures during the 2024 period.

Real estate taxes

Real estate taxes increased by $1.5 million to $3.0 million for the year ended December 31, 2024 compared to $1.5 million for the same period in 2023. The increase reflects an increase in real estate taxes related to the Gantry Park Landing of $0.6 million, Lower East Side Moxy Hotel of $0.6 million and our two development projects of $0.3 million.

General and administrative costs

General and administrative costs increased slightly by $0.1 million to $4.1 million for the year ended December 31, 2024 compared to $4.0 million for the same period in 2023.

Impairment charges

During the year ended December 31, 2024, we recognized aggregate impairment charges of $34.4 million consisting of third quarter impairment charges of $16.6 million and $17.7 million related to the Exterior Street Project and the Santa Monica Project, respectively. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Depreciation and amortization

Depreciation and amortization increased slightly by $0.1 million to $7.0 million for the year ended December 31, 2024 compared to $6.9 million for the same period in 2023.

Interest and dividend income

Interest and dividend income decreased by $4.0 million to $2.5 million for the year ended December 31, 2024 compared to $6.5 million for the same period in 2023. The decrease is primarily attributable to the transfer of ownership of the Santa Monica Project to the Santa Monica Joint Venture via a deed in lieu of foreclosure transaction on December 29, 2023 resulting in the Santa Monica Note Receivable no longer being outstanding as of that date. Interest income of $4.0 million was recognized on the Santa Monica Note Receivable during the 2023 period.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by $0.3 million to $25.7 million for the year ended December 31, 2024 compared to $26.0 million for the same period in 2023. Interest expense is primarily attributable to financings associated with our investments and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during each of the periods.

During the year ended December 31, 2024, default interest of $0.8 million was accrued on the Santa Monica Loan. During the year ended December 31, 2023, interest of $1.5 million was capitalized to the Exterior Street Project.

Unrealized gain on marketable equity securities

During the years ended December 31, 2024 and 2023, we recorded unrealized gains on marketable equity securities of $6.5 million and $7.1 million, respectively. These unrealized gains represented the change in the fair value of our marketable equity securities during those periods.

Mark to market adjustments on derivative financial instruments

During the years ended December 31, 2024 and 2023, we recorded negative mark to market adjustments on our derivative financial instruments of $0.1 million and $1.8 million, respectively.

Gain on disposition of real estate

During the year ended December 31, 2024, we completed a series of disposition transactions related to our land parcels located in St. Augustine, Florida, including certain associated municipal impact fee credits, for an aggregate contractual sales price of $25.0 million and recognized an aggregate gain on the disposition of real estate of $19.0 million.

During the year ended December 31, 2023, we completed the sale of a parcel of land located in St. Augustine, Florida for a contractual sales price of $1.5 million and recognized a gain on disposition of real estate of $1.1 million.

Loss on sale of marketable securities

During the year ended December 31, 2023, we recorded a loss on the sale of marketable securities of $1.0 million.

Loss on debt extinguishment

During the fourth quarter of 2023, we recorded a loss on debt extinguishment of $1.2 million principally consisting of the write-off of the remaining unamortized deferred financing associated with the construction loan collateralized by the Lower East Side Moxy Hotel, which was repaid in full.

Loss from investment in unconsolidated affiliated entity

Our loss from investment in unconsolidated affiliated entity was $3.7 million and $4.8 million during the years ended December 31, 2024 and 2023, respectively. Our loss from investment in unconsolidated affiliated entity is attributable to our unconsolidated 19% joint venture ownership interest in the Columbus Joint Venture.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) certain parties that hold Common Units in the Operating Partnership, (ii) the interest in PRO held by our Sponsor through PRO’s liquidation on December 26, 2024, (iii) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other affiliates and (iv) the ownership interest in the Santa Monica Joint Venture held by an affiliate of our Sponsor.

Financial Condition, Liquidity and Capital Resources

Overview:

As of December 31, 2024, we had $27.8 million of cash on hand, $7.3 million of restricted cash and $40.2 million of marketable securities. We also have remaining availability, subject to certain conditions, on our mortgage debt collateralized by the Lower East Side Moxy Hotel. See “Moxy Mortgage Loans” for additional information. Additionally, we have the ability to make draws from a non-revolving line of credit (the “Line of Credit”), subject to certain conditions, and a margin loan (the “Margin Loan”). See “Notes Payable” for additional information. We currently believe that these items along with revenues from our operating properties and interest and dividend income earned on our cash and marketable securities will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures, contributions to our unconsolidated affiliated entity (Columbus Joint Venture), redemptions and cancellations of Common Shares, and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and/or refinancing of existing debt.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for so-called “balloon” payments.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2024, taking into consideration the net assets and liabilities of the Exterior Street Project, which were classified as held for sale on the consolidated balance sheets, our total borrowings of $264.0 million represented 133% of net assets.

Any future properties that we may acquire or investments we may make may be funded through a combination of borrowings, proceeds generated from the sale and redemption of our marketable securities, available for sale, and proceeds received from the selective disposition of our properties. These borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property-owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property-owning entity.

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

In addition to meeting working capital needs and making distributions to our stockholders, if any, required to maintain our status as a REIT, our capital resources are used to make certain payments to our Advisor and its affiliates, including payments for asset acquisition fees and the reimbursement of acquisition related expense, development fees, construction management fees, leasing commissions, asset management fees, and property management fees (except for our hotel, which is managed by unrelated third party property managers). We also reimburse our Advisor and its affiliates for actual expenses it incurs for certain administrative and other services provided to us. During the first quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management fees. See Note 11 of Notes to Consolidated Financial Statements.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred and reimbursement associated with the payments to our Advisor and their affiliates:

	For the Year Ended
	December 31, 2024	December 31, 2023

Asset management fees (general and administrative costs)	$1,998	$2,013
Property management fees (property operating expenses)	307	301
Development fees and cost reimbursement (1)	64	832
Total	$2,369	$3,146

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are generally classified as development projects on the consolidated balance sheets until construction is substantially completed unless the associated development project meets the criteria to be classified as held for sale. Once construction is substantially completed these amounts are recorded as property operating expenses.

As of December 31, 2024 and 2023, we owed the Advisor and its affiliated entities $3.0 million and $1.6 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

During the year ended December 31, 2024, no distributions were declared or paid on the SLP units. During the year ended December 31, 2023, total distributions declared and paid on the SLP Units of $1.0 million and $1.6 million, respectively, are part of noncontrolling interests.

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non-cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2024, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

In addition, our charter states that our acquisition fees and expenses shall not exceed 6% of the contractual purchase price or in the case of a mortgage, 6% of funds advanced unless approved by a majority of the independent directors. There were no acquisition fees or acquisition expenses during the year ended the year ended December 31, 2024.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2024	Year Ended December 31, 2023

Net cash used in operating activities	$(2,834)	$(7,610)
Net cash provided by investing activities	24,326	27,924
Net cash used in financing activities	(4,733)	(24,537)
Change in cash, cash equivalents and restricted cash	16,759	(4,223)
Cash , cash equivalents and restricted cash, beginning of year	18,360	22,583
Cash, cash equivalents and restricted cash, end of year	$35,119	$18,360

Operating activities

The net cash used in operating activities of $2.8 million for the year ended December 31, 2024 consists of the following:

●	cash outflows of $3.2 million from our net loss after adjustment for non-cash items; and
●	cash inflows of $0.4 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $24.3 million for the year ended December 31, 2024 consists primarily of the following:

●	the purchase of investment property and development property of $1.7 million;
●	deposit received on the sale of the Exterior Street Project;
●	aggregate capital contributions of $1.5 million made to the Columbus Joint Venture; and
●	aggregate net proceeds from the sales of our parcels of land located in St. Augustine, Florida and their associated municipal impact fee credits of $25.0 million.

Financing activities

The net cash used in financing activities of $4.7 million for the year ended December 31, 2024 is primarily related to the following:

●	debt principal payments of $3.5 million;
●	net proceeds from mortgage financing of $3.0 million;
●	payment of loan fees and expenses of $1.1 million;
●	contributions received from noncontrolling interests of $0.8 million;
●	redemptions and cancellation of common shares of $3.8 million; and
●	distributions paid to our noncontrolling interests of $0.1 million.

Development Projects

Exterior Street Project

We wholly own the Exterior Street Project, a proposed mixed-use multifamily residential and commercial retail project. In February 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, we subsequently acquired an additional adjacent parcel of land at cost from an affiliate of our Advisor for $1.0 million in order to achieve certain zoning compliance. We acquired these three land parcels for the proposed development of the Exterior Street Project.

During the year ended December 31, 2023, interest of $1.5 million was capitalized to the Exterior Street Project.

During the second quarter of 2023, we decided to temporarily pause active development activities associated with the Exterior Street Project, due to prevailing unfavorable economic and local market conditions and regulations, and therefore, ceased capitalization of interest and other carrying costs.

As of December 31, 2023, the carrying value of the Exterior Street Project was $95.7 million, which was included in development projects on the consolidated balance sheet.

Impairment Charge and Held for Sale

Because of continuing unfavorable economic and local market conditions, we determined during the third quarter of 2024 we would no longer pursue the development of the Exterior Street Project, but rather pursue other strategies with respect to it, including a sale. As a result of this change in strategy; we determined the carrying value of the Exterior Street Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $16.6 million, (included in impairment charges on our consolidated statement of operations) during the third quarter of 2024 in order to reduce the carrying value of the Exterior Street Project to its estimated fair value of $78.8 million as of September 30, 2024. In estimating the fair value of the Exterior Street Project, we took into consideration a bona fide third-party offer obtained by an independent third-party broker less estimated disposal costs.

During the fourth quarter of 2024, we entered into a purchase and sale agreement (the “Exterior Street Project Agreement”) with an unrelated third party pursuant to which we expect to sell the Exterior Street Project, subject to certain conditions, at a contractual sales price of $84.0 million. Pursuant to the terms of the Exterior Street Project Agreement, we received a deposit of $2.5 million. The Company expects to dispose of the Exterior Street Project within the second quarter of 2025, pursuant to the terms of the Exterior Street Project Agreement, however, there can be no assurance that the sale of the Exterior Street Project will be consummated. Additionally, during the fourth quarter of 2024 the Exterior Street Project met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheets as of December 31, 2024. As of December 31, 2024, the carrying value of the Exterior Street Project was $78.8 million, which is included in assets held for sale on the consolidated balance sheet.

Exterior Street Loans

On March 29, 2019, we obtained a $35.0 million loan (the “Exterior Street Loan”) from a financial institution which, commencing on October 10, 2020, bore interest at LIBOR plus 2.25% through November 24, 2022. On December 21, 2021, the loan agreement was amended to provide an additional $7.0 million loan (the “Exterior Street Supplemental Loan”) which bore interest at LIBOR plus 2.50% through November 24, 2022. The Exterior Street Loan and the Exterior Street Supplemental Loan are collectively referred to as the Exterior Street Loans. The Exterior Street Loans require monthly interest-only payments with the outstanding principal balances due in full at their maturity date. The Exterior Street Loans are collateralized by the Exterior Street Project.

On November 22, 2022, we and the financial institution entered into the second amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.60% and their maturity dates were extended to November 24, 2023. On October 31, 2023, we and the financial institution entered into the third amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.85% and their maturity date was further extended to November 24, 2024. On November 22, 2024, we and the financial institution entered into the fourth amendment to the Exterior Street Loans pursuant to which we made a principal payment of $2.0 million on the Exterior Street Loans, their interest rate was adjusted to SOFR plus 3.00% and their maturity date was further extended to August 22, 2025. As of December 31, 2024 and 2023, the outstanding aggregate principal balance of the Exterior Street Loans was $40.0 million (included in liabilities held for sale) and $42.0 million, respectively.

Santa Monica Project

We have a 50% joint venture ownership interest in the Santa Monica Joint Venture. The Santa Monica Joint Venture is between us and an affiliate of the Sponsor, a related party. We consolidate the Santa Monica Joint Venture and account for the other member’s ownership interest as a noncontrolling interest in our consolidated financial statements. In March 2022, the Santa Monica Joint Venture originated a $49.0 million promissory note (the “Santa Monica Note Receivable”) to a borrower (the “Santa Monica Borrower”), which was collateralized by two development projects located in Santa Monica, California. The Santa Monica Note Receivable bore interest at SOFR + 7.00%, subject to a 7.15% floor.

During the first quarter of 2023, the Santa Monica Joint Venture received a partial principal paydown of $14.0 million on the Santa Monica Note Receivable in exchange for the release of one of the development projects, which had been completed, from the underlying collateral pool. As a result, the remaining outstanding principal balance of the Santa Monica Note Receivable of $35.0 million was secured solely by the Santa Monica Project, which consists of a proposed multifamily residential project on land parcels located in Santa Monica, California.

Due to financial difficulties, during the second quarter of 2023 the Santa Monica Borrower discontinued making monthly interest payments on the Santa Monica Note Receivable, which subsequently matured on August 31, 2023. On December 29, 2023, ownership of the Santa Monica Project was transferred to the Santa Monica Joint Venture via a deed in lieu of foreclosure transaction. In connection with the transfer, the aggregate outstanding principal and accrued interest for the Santa Monica Note Receivable of $36.7 million, which approximated the fair value of the Santa Monica Project at that time, was reclassified from notes receivable, net to development projects on the consolidated balance sheets.

Impairment Charge

Subsequent to obtaining ownership of the Santa Monica Project, the Santa Monica Joint Venture decided to continue certain pre-development activities, which had already been started by the former owner. However, during the third quarter of 2024, the Santa Monica Joint Venture decided to no longer pursue development of the Santa Monica Project, but rather pursue various other strategies with respect to it, including a sale or the potential transfer of ownership to the lender, which had provided a non-recourse mortgage loan (the “Santa Monica Loan”), collateralized by the Santa Monica Project. As a result of this change in strategy, the Santa Monica Joint Venture determined the carrying value of the Santa Monica Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $17.7 million (which is included in impairment charges on our consolidated statement of operations) during the third quarter of 2024, in order to reduce the carrying value of the Santa Monica Project to its then estimated fair value of $19.0 million. In estimating the fair value of the Santa Monica Project, the Santa Monica Joint Venture used the value provided by an independent, third-party commercial real estate advisory and services firm.

On October 15, 2024 the Santa Monica Loan matured and it was not repaid, which constitutes an event of default and therefore, the loan became due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction.

As of December 31, 2024 and 2023, the carrying value of the Santa Monica Project was $19.0 million and $36.7 million, respectively, which is included in development projects on the consolidated balance sheets.

Santa Monica Loan

On June 30, 2022, the Santa Monica Joint Venture obtained the Santa Monica Loan, a loan of up to $33.1 million which initially bore interest at SOFR + 3.5%. The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and was previously collateralized by the Santa Monica Note Receivable, which was issued by the Santa Monica Joint Venture. During the first quarter of 2023, the Santa Monica Joint Venture received a $14.0 million paydown on the Santa Monica Note Receivable, of which $11.3 million was used to make a paydown on the Santa Monica Loan, which reduced its outstanding balance to $21.5 million. The Santa Monica Loan was initially scheduled to mature on December 30, 2023, however, on September 5, 2023, the Santa Monica Joint Venture exercised an option to extend its maturity date to February 29, 2024.

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

On October 15, 2024, the Santa Monica Loan matured and it was not repaid, which constitutes a maturity event of default and therefore, it is due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction. Although the lender is currently not being paid interest at the stated default rate, during the year ended December 31, 2024, the Santa Monica Joint Venture accrued $0.8 million of default interest expense (included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of December 31, 2024) on the Santa Monica Loan pursuant to the terms of its loan agreement. As of December 31, 2024, the outstanding principal balance of the Santa Monica Loan was $19.5 million.

Moxy Mortgage Loans

On November 29, 2023, we entered into a mortgage loan facility (the “Moxy Senior Loan”) with an unrelated third party providing for up to $110.0 million. At closing, $106.1 million of proceeds were advanced under the Moxy Senior Loan and the remaining availability of $3.9 million could only be drawn to cover operating losses, subject to various conditions. The Moxy Senior Loan bears interest at SOFR plus 4.00%, subject to a 7.50% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of December 31, 2024, the outstanding principal balance of the Moxy Senior Loan was $108.5 million and its remaining availability was $1.5 million.

Simultaneously on November 29, 2023, we also entered into a mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with an unrelated third party providing for up to $31.3 million. At closing, $30.2 million of proceeds were advanced under the Moxy Junior Loan and the remaining availability of $1.1 million could only be drawn for operating losses, subject to various conditions. The Moxy Junior Loan bears interest at SOFR plus 8.75%, subject to a 12.25% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of December 31, 2024, the outstanding principal balance of the Moxy Junior Loan and remaining availability were $30.9 million and $0.4 million, respectively.

The Moxy Mortgage Loans require monthly interest-only payments through their maturity dates and are collateralized by the Lower East Side Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. Aggregate proceeds of $130.0 million advanced at the closing of the Moxy Mortgage Loans were used to repay in full existing construction mortgage indebtedness, which was collateralized by the Lower East Side Moxy Hotel. In connection with the repayment of the existing construction mortgage indebtedness, we paid accrued loan exit fees of $1.1 million and recorded a loss on debt extinguishment of $1.2 million, principally consisting of the write-off of remaining unamortized deferred financing costs, during the fourth quarter of 2023.

Pursuant to the terms of the Moxy Mortgage Loans, we are required to enter into two interest rate cap contracts with an aggregate notional amount of $141.3 million (equal to the total maximum amounts available under the Moxy Senior Loan and the Moxy Junior Loan) for as long as the Moxy Mortgage Loans remain outstanding. On November 29, 2023, we entered into two interest rate cap agreements with notional amounts of $110.0 million and $31.3 million ($141.3 million in the aggregate) pursuant to which the SOFR rate is capped at 5.50% through June 1, 2025 and December 1, 2024 for the Moxy Senior Loan and the Moxy Junior Loan, respectively, at an aggregate cost of $0.2 million. On November 22, 2024, we restructured the interest rate cap agreement for the Moxy Junior Loan with a notional amount of $31.3 million pursuant to which the SOFR rate is capped at 5.50% to extend its maturity date through June 1, 2025, at an aggregate cost of $27.

In connection with obtaining the Moxy Mortgage Loans, we provided certain interest and carry costs guarantees and paid $4.1 million of loan fees and expenses.

Gantry Park Loans

On November 19, 2014, the 2nd Street Joint Venture entered into a $74.5 million mortgage loan (the “Gantry Park Mortgage Loan”). The Gantry Park Mortgage Loan had a 10-year term with a maturity date of November 19, 2024, bore interest at 4.48%, and required monthly interest-only payments for the first three years and monthly principal and interest payments pursuant to a 30-year amortization schedule thereafter. The Gantry Park Mortgage Loan was collateralized by Gantry Park Landing. On November 19, 2024 the maturity date of the Gantry Park Mortgage Loan was extended to January 28, 2025. As of December 31, 2024, the outstanding principal balance of the Gantry Park Mortgage Loan was $65.2 million.

On January 28, 2025, the 2nd Street Joint Venture entered into a $67.2 million mortgage loan (the “Gantry Park Loan”) collateralized by Gantry Park Landing with a maturity date of February 7, 2030, bearing interest at 6.30%, that requires monthly principal and interest payments pursuant to a 30-year amortization schedule for the first three years and interest-only payments thereafter through maturity. A portion of the proceeds received at the closing of the Gantry Park Loan were used to repay in full the Gantry Park Mortgage Loan.

Contractual Mortgage Obligations

The following is a summary of our contractual mortgage obligations payable over the next five years and thereafter as of December 31, 2024, excluding the Exterior Street Loans, which are included in liabilities held for sale on the consolidated balance sheet as of that date. All amounts are based on the initial scheduled maturity date of the related debt.

Contractual Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Principal Payments	$84,660	$139,346	$-	$-	$-	$-	$224,006
Interest Payments(1)	13,977	13,259	-	-	-	-	27,236
Total Contractual Obligations	$98,637	$152,605	$-	$-	$-	$-	$251,242

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate, as applicable as of December 31, 2024 was used.

Certain of our debt agreements require the maintenance of prescribed ratios, including debt service coverage.

As of December 31, 2024, we were in compliance with all our financial covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Mortgage Debt Maturities

As previously discussed, the Gantry Park Mortgage Loan (outstanding principal balance of $65.2 million as of December 31, 2024) was repaid in full on January 28, 2025 with a portion of the proceeds received from the Gantry Park Loan.

The Santa Monica Loan (outstanding principal balance of $19.5 million as of December 31, 2024) matured on October 14, 2024 and was not repaid, which constitutes an event of default and therefore, it is due on demand. The Santa Monica Joint Venture currently intends to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction.

The Exterior Street Loans (outstanding aggregate principal balance of $40.0 million as of December 31, 2024) are scheduled to mature on August 22, 2025. We currently expect to repay the aggregate outstanding balance with net proceeds from the potential sale of the Exterior Street Project on or before the scheduled maturity date. See Notes 3 and 7 to the Notes to Consolidated Financial Statements for additional information.

We have no additional significant maturities of mortgage debt over the next 12 months.

Notes Payable

Margin Loan

We have access to the Margin Loan from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (5.18% as of December 31, 2024) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of both December 31, 2024 and 2023.

Line of Credit

We have a Line of Credit with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 40% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2026 and bears interest at SOFR plus 1.35% (5.68% as of December 31, 2024). The Line of Credit is collateralized by an aggregate of 200,247 of Marco OP Units. As of December 31, 2024, the amount of borrowings available to be drawn under the Line of Credit was $13.8 million. No amounts were outstanding under the Line of Credit as of both December 31, 2024 and 2023.

SRP

Our SRP may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to various restrictions.

Our SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or hardship and the price for all such purchases has been set at our estimated NAV per Share as of the date of actual redemption. Our estimated NAV per Share is determined by our Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

Additionally, our Board of Directors has established that on an annual basis we will not redeem in excess of 1.0% and 0.5% of the number of Common Shares outstanding as of the end of the preceding year for either death redemptions or hardship redemptions, respectively. Additionally, eligible redemption requests are generally expected to be processed on a quarterly basis and will be subject to proration if either type of redemption requests exceeds the annual limitations established by our Board of Directors. Furthermore, our Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

During the year ended December 31, 2024, we repurchased 324,684 Common Shares at a weighted average price per share of $11.85. During the year ended December 31, 2023, we repurchased 283,091 Common Shares at a weighted average price per share of $12.19.

DRIP

Our DRIP provides our shareholders with an opportunity to purchase additional Common Shares at a discount to our estimated NAV per Share. Under our DRIP, a shareholder may acquire, from time to time, additional Common Shares by reinvesting any cash distributions payable by us to such shareholder, without incurring any brokerage commission, fees or service charges.

Our current DRIP Registration Statement on Form S-3D was filed and became effective as amended and restated, under the Securities Act on October 25, 2018.

Pursuant to the terms of our DRIP, our stockholders who elect to participate may invest all or a portion of any cash distributions that we pay them on their Common Shares in additional Common Shares at a purchase price equal to 95% of our estimated NAV per Share in effect as of the record date of such distribution. Effective on March 17, 2025, the Board of Directors determined and approved our NAV per Share of $10.96 as of December 31, 2024. As a result, effective on that date, the purchase price for Common Shares under the DRIP became $10.41 per share. As of December 31, 2024, 9.9 million Common Shares were available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of the termination to all participants.

Distributions

Common Shares

During each of the first two calendar quarters of 2023, quarterly distributions on our Common Shares were declared at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. During the third calendar quarter of 2023, a quarterly distribution on our Common Shares was declared at the pro rata equivalent of an annual distribution of $0.35 per share, or an annualized rate of 3.5% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end and stockholders had the option to elect the receipt of Common Shares under our DRIP in lieu of payment of cash for the distributions from us.

On November 10, 2023, the Board of Directors determined to suspend regular quarterly distributions. No distributions were declared or paid during the year ended December 31, 2024. During the year ended December 31, 2023, total distributions declared and paid on our Common Shares were $9.5 million and $13.1 million, respectively.

SLP Units

During each of the first two calendar quarters of 2023, quarterly distributions declared and paid on the SLP Units were at a 7% annualized rate of return. Because the quarterly distribution declared by the Board of Directors on Common Shares for the third calendar quarter of 2023 did not equate to at least an annualized rate of 7%, assuming a purchase price of $10.00 per share, no distributions were declared on the SLP Units for the third calendar quarter of 2023. Until distributions on Common Shares are brought current to at least an annualized rate of 7% assuming a purchase price of $10.00 per share, no distributions will be declared on the SLP Units. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

During the year ended December 31, 2024, no distributions were declared or paid on the SLP Units. During the year ended December 31, 2023, total distributions declared and paid on the SLP Units were $1.0 million and $1.6 million, respectively, and are part of noncontrolling interests.

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

	For the Years Ended
	December 31, 2024	December 31, 2023
Net loss	$(25,396)	$(13,249)
FFO adjustments:
Depreciation and amortization	7,027	6,949
Adjustments to equity earnings from unconsolidated affiliated entity	2,434	3,628
Gain on disposal of investment property	(18,987)	(1,121)
Income tax on redemptions of preferred investments in related parties	730	2,474
Impairment charges	34,353	-

FFO	161	(1,319)
MFFO adjustments:
Noncash adjustments:
Mark to market adjustments (1)	(6,439)	(5,371)
Loss on debt extinguishment (2)	-	1,219
Loss/(gain) on sale of marketable securities (2)	-	985

MFFO	(6,278)	(4,486)
Straight-line rent (3)	45	22
MFFO - IPA recommended format	$(6,233)	$(4,464)

Net loss	$(25,396)	$(13,249)
Less: income attributable to noncontrolling interests	9,391	(1,824)
Net loss applicable to Company’s common shares	$(16,005)	$(15,073)
Net loss per common share, basic and diluted	$(0.75)	$(0.69)

FFO	$161	$(1,319)
Less: FFO attributable to noncontrolling interests	(480)	(2,735)
FFO attributable to Company’s common shares	$(319)	$(4,054)
FFO per common share, basic and diluted	$(0.01)	$(0.19)

MFFO - IPA recommended format	$(6,233)	$(4,464)
Less: MFFO attributable to noncontrolling interests	(81)	(2,452)
MFFO attributable to Company’s common shares	$(6,314)	$(6,916)

Weighted average number of common shares outstanding, basic and diluted	21,398	21,713

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(3)	Under GAAP, rental receipts are recognized on a straight-line basis through the expiration of the non-cancelable term of the lease. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through December 31, 2024

FFO attributable to Company’s Common Shares	$252,566
Distributions paid	$292,086

For the year ended December 31, 2024, cash flow used in operations was $0.3 million and FFO attributable to our Common Shares was negative $0.3 million. For the year ended December 31, 2023, cash flow used in operations was $7.6 million and FFO attributable to our Common Shares was negative $4.1 million.

No distributions were paid on our Common Shares during the year ended December 31, 2024. For the year ended December 31, 2023, we paid cash distributions on our Common Shares of $13.1 million.

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

Lightstone Value Plus REIT I, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT I, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT I, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Net Investment Property, Development Projects and Investment in Unconsolidated Affiliated Entity – Impairment Evaluation

As of December 31, 2024, the Company had investment property net of accumulated depreciation of approximately $252.8 million, development projects of $19 million, assets held-for-sale of approximately $80.6 million, and an investment in an unconsolidated affiliated entity of approximately $14.8 million. The Company also recognized impairment charges of approximately $34.4 million for the year ended December 31, 2024.

As disclosed in Note 2 to the financial statements, the Company evaluates the recoverability of investment property and development projects at the lowest identifiable level, the individual property level, and evaluates its investment property and development projects for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investment property or development projects may not be recoverable.

The Company utilizes judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that the individual investment property or development project may need to be assessed for impairment. Examples of the types of events or changes in circumstances that would cause management to assess the Company’s investment property or development projects for potential impairment include but are not limited to: significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated undiscounted future operating cash flows expected to be generated over the holding period of the investment property or development project and from their eventual disposition to their carrying amount. The estimates include significant assumptions such as future net operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An investment property or development project is impaired only if management’s estimate of the fair value of the investment property or development project is less than the carrying value and is not recoverable. During 2024, management identified certain conditions indicating that the carrying value of the Company’s development projects may not be recoverable. Management performed a recoverability analysis and determined that the carrying value of these projects exceeded their estimated undiscounted cash flows. Accordingly, management recognized an impairment charge to reduce the carrying value to the respective projects’ estimated fair value. Management did not identify any indicators of impairment with respect to its investment property.

Furthermore, the Company reviews its investment in unconsolidated affiliated entity for impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be fully recoverable. The investment in unconsolidated affiliated entity is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of the Company’s investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge. Management did not identify any events or changes in circumstances related to its investment in unconsolidated affiliated entity that indicated the carrying value may not be fully recoverable as of December 31, 2024.

We identified management’s impairment evaluation as a critical audit matter due to significant judgments made by management in i) identifying indicators of impairment related to its investment property, development projects, and investment in unconsolidated affiliated entity; ii) estimating recoverability applicable to its development projects based on their expected undiscounted cash flows over their estimated holding periods; iii) developing estimates of fair value of its development projects; and iv) recognition of an impairment charge on its development projects. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included assessing the design of controls over the Company’s impairment evaluation process. Our procedures also included, among others, assessing the methodologies applied, and independently assessing the existence of any indicators of impairment and evaluating those identified by management. With respect to the development projects and the identified indicators of impairment, we performed an analysis and examination of estimates of future undiscounted cash flows and current fair values, including their related assumptions. These assumptions included, holding periods, and estimates of projected cash flows. We also examined third-party valuation information, an executed sales contract and memoranda prepared by management documenting its analysis and conclusions. We considered if the determination was reasonable based on the identified indicators of impairment and the current facts and circumstances relating to impaired assets, and if consistent with evidence obtained in other areas of the audit. We used our valuation specialist to assist with evaluating the reasonableness of the assumptions and methodologies used in the third-party valuation. We tested the completeness and accuracy of the underlying data used by management in its evaluation and tested the mathematical accuracy of the calculations. We held discussions with management about the current status of the development projects to understand how management’s significant estimates and assumptions are developed considering current and potential future market conditions.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

New York, New York

March 31, 2025

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of December 31, 2024	As of December 31, 2023
Assets

Investment property:
Land and improvements	$91,177	$95,780
Building and improvements	173,283	172,729
Furniture and fixtures	17,861	17,300
Construction in progress	133	1,427
Gross investment property	282,454	287,236
Less: accumulated depreciation	(29,631)	(22,652)
Net investment property	252,823	264,584
Development projects	19,000	132,370
Investment in related party	430	490
Investment in unconsolidated affiliated entity	14,778	16,914
Cash and cash equivalents	27,819	10,547
Marketable securities	40,180	35,218
Restricted cash	7,300	7,813
Other assets	4,555	5,211
Assets held for sale	80,592	-
Total Assets	$447,477	$473,147

Liabilities and Stockholders’ Equity
Mortgages payable, net	$221,252	$259,698
Accounts payable, accrued expenses and other liabilities	15,718	15,048
Liabilities held for sale	42,188	-
Total Liabilities	279,158	274,746

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders’ Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 21.3 million and 21.6 million shares issued and outstanding, respectively	212	215
Additional paid-in-capital	157,178	161,174
Accumulated surplus	9,449	25,454
Total Company’s stockholders’ equity	166,839	186,843
	-	-
Noncontrolling interests	1,480	11,558

Total Stockholders’ Equity	168,319	198,401

Total Liabilities and Stockholders’ Equity	$447,477	$473,147

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023

Revenues:
Rental revenues	$10,957	$10,180
Hotel revenues	54,239	50,333
Total revenues	65,196	60,513

Expenses:
Property operating expenses	3,176	3,191
Hotel operating expenses	36,609	35,702
Real estate taxes	3,008	1,465
General and administrative costs	4,145	4,029
Impairment charges	34,353	-
Pre-opening costs	-	83
Depreciation and amortization	7,027	6,949
Total expenses	88,318	51,419

Interest and dividend income	2,499	6,482
Interest expense	(25,740)	(25,991)
Gain on disposition of real estate	18,987	1,121
Loss on sale of marketable securities	-	(985)
Unrealized gain on marketable equity securities	6,526	7,140
Loss from investment in unconsolidated affiliated entity	(3,685)	(4,844)
Loss on debt extinguishment	-	(1,219)
Mark to market adjustments on derivative financial instruments	(87)	(1,769)
Other expense, net	(774)	(2,278)
Net loss	(25,396)	(13,249)

Less: net loss/(income) attributable to noncontrolling interests	9,391	(1,824)
Net loss attributable to Company’s common shares	$(16,005)	$(15,073)

Basic and diluted net loss per Company’s common share:
Net loss per Company’s common shares, basic and diluted	$(0.75)	$(0.69)

Weighted average number of common shares outstanding, basic and diluted	21,398	21,713

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023
Net loss	$(25,396)	$(13,249)

Other comprehensive income:
Holding loss on available for sale debt securities	-	(208)
Reclassification adjustment for loss included in net loss	-	359

Other comprehensive income:	-	151

Comprehensive loss	(25,396)	(13,098)

Less: Comprehensive loss/(income) attributable to noncontrolling interests	9,391	(1,816)

Comprehensive loss attributable to the Company’s common shares	$(16,005)	$(14,914)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Income	Surplus	Interests	Equity

BALANCE, December 31, 2022	21,840	$218	$164,331	$(159)	$50,051	$12,333	226,774
Net loss	-	-	-	-	(15,073)	1,824	(13,249)
Other comprehensive loss	-	-	-	159	-	(8)	151
Distributions declared (a)	-	-	-	-	(9,524)	-	(9,524)
Distributions paid to noncontrolling interests	-	-	-	-	-	(4,465)	(4,465)
Contributions received from noncontrolling interests	-	-	-	-	-	1,874	1,874
Redemption and cancellation of shares	(283)	(3)	(3,451)	-	-	-	(3,454)
Shares issued from distribution reinvestment program	25	-	294	-	-	-	294
BALANCE, December 31, 2023	21,582	$215	$161,174	$-	$25,454	$11,558	$198,401

(a) Distributions per share were $0.4375.

Net loss	-	-	-	-	(16,005)	(9,391)	(25,396)
Distributions paid to noncontrolling interests	-	-	-	-	-	(72)	(72)
Non-cash distributions to noncontrolling interests (see note 10)	-	-	(151)	-	-	(1,413)	(1,564)
Contributions received from noncontrolling interests	-	-	-	-	-	798	798
Redemption and cancellation of shares	(325)	(3)	(3,845)	-	-	-	(3,848)
BALANCE, December 31, 2024	21,257	$212	$157,178	$-	$9,449	$1,480	$168,319

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,396)	$(13,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,027	6,949
Gain on disposition of real estate	(18,987)	(1,121)
Impairment charges	34,353	-
Loss on debt extinguishment	-	1,219
Loss from investment in unconsolidated affiliated entity	3,685	4,844
Mark to market adjustments on derivative financial instruments	87	1,769
Unrealized gain on marketable equity securities	(6,526)	(7,140)
Loss on sale of marketable securities	-	985
Amortization of deferred financing costs	2,487	3,248
Noncash interest income	-	(941)
Other non-cash adjustments	54	57
Changes in assets and liabilities:
Increase in other assets	(1,396)	(1,704)
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	429	(2,919)
Increase in due to related parties	1,349	393
Net cash used in operating activities	(2,834)	(7,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of development property and investment property	(1,732)	(8,914)
Purchase of marketable securities	(187)	(9,305)
Proceeds from sale of marketable securities	187	26,317
Proceeds from sale of investment property	25,047	1,382
Deposit received on sale of investment property	2,500	-
Investment in joint venture	(9)	(68)
Distributions from joint venture	69	476
Proceeds from redemption of preferred investment in related party	-	6,000
Funding of notes receivable	-	300
Release of reserves on notes receivable	-	(300)
Proceeds from repayment of notes receivable	-	14,000
Investments in unconsolidated affiliated real estate entity	(1,549)	(1,964)
Net cash provided by investing activities	24,326	27,924

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	3,036	144,209
Mortgage principal payments	(3,513)	(144,840)
Proceeds from notes payable	3,000	-
Payment of notes payable	(3,000)	-
Payment of loan fees and expenses	(1,134)	(4,806)
Redemption and cancellation of common shares	(3,848)	(3,454)
Contributions received from noncontrolling interests	798	1,874
Distributions paid to noncontrolling interests	(72)	(4,465)
Distributions paid to Company’s common stockholders	-	(13,055)
Net cash used in financing activities	(4,733)	(24,537)

Change in cash, cash equivalents and restricted cash	16,759	(4,223)
Cash, cash equivalents and restricted cash, beginning of year	18,360	22,583
Cash, cash equivalents and restricted cash, end of period	$35,119	$18,360

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of December 31, 2024, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

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

As of December 31, 2024, the Company (i) has ownership interests in and consolidates two operating properties and two development projects and (ii) has ownership interests through two unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Portfolio”) located in the Columbus, Ohio metropolitan area and a portfolio of five limited service hotel properties (the “Hotel JV Portfolio”).

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

With respect to its consolidated development projects, the Company wholly owns three land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, which it acquired for the development of a mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”) and the Company has a 50% joint venture ownership interest in LSC 1543 7th LLC (the “Santa Monica Joint Venture”), a joint venture between the Company and a related party, which owns certain land parcels located in Santa Monica, California, on which a multifamily residential project (the “Santa Monica Project”) has been proposed. See Notes 3 and 7 for additional information.

With respect to our unconsolidated properties, the Company holds a 19% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns the Columbus Portfolio, and it holds a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”), which owns the Hotel JV Portfolio. The Company accounts for its 19% joint venture ownership interest in the Columbus Joint Venture under the equity method of accounting and it accounts for its 2.5% joint venture ownership interest in the Hotel Joint Venture using a measurement alternative pursuant to which its investment is measured at cost, adjusted for observable price changes and impairments, if any. Both the Columbus Joint Venture and the Hotel Joint Venture are between the Company and related parties.

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

The Company has no employees. The Company is dependent on the Advisor and certain affiliates of its Sponsor for performing a full range of services that are essential to it, including asset management, property management (excluding its hospitality property, which is managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Company’s Sponsor are unable to provide these services to it, the Company would be required to provide the services itself or obtain the services from other parties.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company’s Common Shares are not currently listed on a national securities exchange. The Company may seek to list its Common Shares for trading on a national securities exchange only if a majority of independent directors believe listing them would be in the best interest of its stockholders. However, the Company does not intend to list its Common Shares at this time. The Company does not anticipate that there would be any active market for its Common Shares until they are listed for trading.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during 2008 and 2009 and remain outstanding as of December 31, 2024.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include the joint venture ownership interests held by either the Sponsor or its affiliates in (i) Pro-DFJV Holdings LLC (“PRO”) through its liquidation on December 26, 2024, (ii) the 2nd Street Joint Venture and (iii) the Santa Monica Joint Venture (see Note 3). PRO’s holdings principally consisted of common units (“Simon OP Units”) of Simon Property Group, L.P., the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. The 2nd Street Joint Venture owns Gantry Park Landing and the Santa Monica Joint Venture owns the Santa Monica Project.

See Note 10 for further discussion of noncontrolling interests.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, the Company’s business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation and recession.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT I, and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of December 31, 2024, Lightstone REIT I had a 98% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Investments in entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of a variable interest entity (“VIE”), will be accounted for using the equity method. Investments in entities where the Company has virtually no influence are accounted for using a measurement alternative under which the investment is measured at cost, adjusted for observable price changes and impairments, if any.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when made to be cash equivalents. As of December 31, 2024 and 2023, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

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

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in the statements of cash flows for the periods presented:

	As of December 31,
	2024	2023
Cash and cash equivalents	$27,819	$10,547
Restricted cash	7,300	7,813
Total cash, cash equivalents and restricted cash	$35,119	$18,360

Supplemental cash flow information for the periods indicated is as follows:

	For the Years Ended December 31,
	2024	2023

Cash paid for interest	$22,481	$24,382

Cash paid for income taxes	$798	$2,527

Non-cash distribution to noncontrolling interest	$1,564	$-

Accrued development costs	$-	$715

Amortization of deferred financing costs included in development projects	$-	$139

Holding gain/loss on available for sale debt securities	$-	$151

Value of shares issued from distribution reinvestment program	$-	$294

Conversion of note receivable to development project	$-	$36,574

Marketable Securities

Marketable securities consist of equity securities that are designated as available-for-sale. The Company’s marketable equity securities are recorded at fair value and unrealized holding gains and losses are recognized on the consolidated statements of operations. Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold.

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

Revenue Recognition

Rental Revenues

The Company’s rental revenues are primarily comprised of rental income and tenant recovery income derived from operating leases for its multifamily residential property. Minimum rents are recognized on a straight-line accrual basis, over the terms of the related leases. Recoveries from residential tenants for utility costs, are recognized as revenues in the period that the applicable costs are incurred.

Substantially all of the Company’s multifamily residential property leases have initial terms of 12 months or less.

Hotel Revenues

Hotel revenues consists of amounts derived from operation of the Lower East Side Moxy Hotel, including its food and beverage venues.

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for the right to use a hotel room. The Company’s contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is generally secured at the end of the contract upon check-out by the customer from our hotel. The Company participates in a frequent guest program sponsored by the brand owner of its hotel whereby the brand owner allows guests to earn loyalty points during their hotel stay. The Company recognizes revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at the Company’s hotel.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

The following table represents the total hotel revenues on a disaggregated basis:

	For the Year Ended December 31,
Hotel revenues	2024	2023
Room revenue	$29,498	$24,902
Food, beverage and other revenue	24,741	25,431
Total hotel revenues	$54,239	$50,333

Consolidated VIEs

The Company consolidates certain joint ventures which are VIEs, for which the Company is the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership, or legal entities such as an LLC, are considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether the Company is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for the Company or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

Investments in Real Estate

Accounting for Asset Acquisitions

The cost of the acquisition in an asset acquisition is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and any identified intangible assets and liabilities, such as the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships and certain liabilities such as assumed debt and contingent liabilities on the basis of their relative fair values. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

Accounting for Development Projects

The Company incurs a variety of costs in the development of a property. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and other costs incurred during the period of development. The Company ceases capitalization when the development project is substantially complete and it is placed in service, which may occur in phases. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company expenses the costs associated with pre-opening activities associated with its development and construction projects as incurred. Pre-opening costs generally consist of non-recurring personnel, marketing and other costs.

Once a development project is placed in service, which may occur in phases or for an entire building or project, the costs capitalized to that development project are transferred to land and improvements, buildings and improvements, and furniture and fixtures on the Company’s consolidated balance sheet at the historical cost of the property.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Impairment Evaluation

The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, which is primarily the individual property level. An impairment loss is recognized only if the carrying amount of a long-lived asset is not expected to be fully recoverable and exceeds its fair value.

The Company evaluates the long-lived assets for potential impairment whenever events or changes in circumstances indicate that the total undiscounted projected cash flows are less than the carrying amount for a particular property. No single indicator would necessarily result in the Company preparing an estimate to determine if a long-lived asset’s future undiscounted cash flows are less than its book value. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a long-lived asset requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends.  The estimated cash flows used for the impairment analysis are subjective and require the Company to use its judgment and the determination of estimated fair value is based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

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

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost, and subsequently adjusted for equity in earnings and any cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the actual percentage of ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as earnings from investments in unconsolidated entities in the consolidated statements of operations.

The Company reviews investments in unconsolidated entities for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be fully recoverable. An investment in unconsolidated entities is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of the Company’s investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. The Company generally uses estimated useful lives of up to 39 years for buildings and improvements and 5 to 10 years for furniture and fixtures. Expenditures for tenant improvements and construction allowances paid to commercial tenants are capitalized and amortized over the initial term of each lease or the estimated useful life, if shorter. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Tax Status and Income Taxes

The Company elected to be taxed and qualify as a REIT, commencing with the taxable year ended December 31, 2005. If the Company remains qualified as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect its net income and net cash available for distribution to its stockholders, if any. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on its taxable income and property and to U.S. federal income taxes and excise taxes on its undistributed taxable income, if any.

To maintain its qualification as a REIT, the Company engages in certain activities through a taxable REIT subsidiary (“TRS”), including when the Company acquires or develops and constructs a hotel it usually establishes a new TRS and enters into an operating lease agreement for the hotel. As such, the Company is subject to U.S. federal and state income and franchise taxes from these activities.

The Company’s income tax expense is included in other expense, net on its consolidated statements of operations. During the year ended December 31, 2024, the Company recorded income tax expense of $0.8 million. During the year ended December 31, 2023, the Company recorded income tax expense of $2.5 million.

As of December 31, 2024 and 2023, the Company had no material uncertain income tax positions.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, other assets and accounts payable, accrued expenses and other liabilities approximate their fair values because of the short maturity of these instruments.

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of December 31, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$224.0	$223.8	$264.5	$263.0

Mortgages payable, included in liabilities held for sale	$40.0	$40.0	$-	$-

The fair values of the outstanding principal of the mortgages payable were determined by discounting the future contractual interest and principal payments by estimated current market interest rates. The aggregate outstanding principal of two mortgage loans (the “Exterior Street Loans”) attributable to the Exterior Street Project are included in liabilities held for sale on the consolidated balance sheet as of December 31, 2024 (see Note 7) and as of that date, their aggregate estimated fair value approximates their aggregate outstanding principal because they bear interest at a floating rate.

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

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Net Earnings per Share

Basic net earnings per share is calculated by dividing net income/(loss) attributable to common shareholders by the weighted-average number of Common Shares outstanding during the applicable period. Dilutive earnings per share includes the potentially dilutive effect, if any, which would occur if our outstanding options to purchase our Common Shares were exercised. For all periods presented dilutive net earnings per share is equivalent to basic net earnings per share.

Segment Disclosure

The Company’s operations are reported within one reportable segment and constitutes all of the consolidated entities which are reported in the consolidated financial statements. Through the Company’s Operating Partnership, it owns, operates and develops commercial and multifamily residential properties and makes other real estate-related investments, principally in the U.S.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on consolidated net income/(loss) which is reported on the consolidated statements of operations. Additionally, the measure of segment assets is reported on the consolidated balance sheets as total assets.

The accounting policies for the reportable segment are the same as those described above. The CODM uses net income/(loss) to evaluate earnings generated from assets to assess performance and make decisions about allocating resources. The CODM also uses net income/(loss) to monitor the budget versus actual results, which is used in assessing the Company’s entity-wide operating results and performance.

The revenues, costs and expenses, and net income/(loss) for the reportable segment are the same as those presented on the consolidated statements of operations.

Significant expense categories, including property and hotel operating expenses, general and administrative costs, depreciation and amortization and interest, are included on the Company’s consolidated statements of operations.

New Accounting Pronouncements

In November 2023, the FASB issued an accounting standards update which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments require entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The Company has adopted this standard effective January 1, 2024, noting that it did not have a material impact on its consolidated financial statements or related disclosures.

In December 2023, the FASB issued an accounting standards update which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3. Development Projects and Held for Sale

Exterior Street Project

The Company wholly owns the Exterior Street Project, a proposed mixed-use multifamily residential and commercial retail project. In February 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 and 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, the Company subsequently acquired an additional adjacent parcel of land at cost from an affiliate of its Advisor for $1.0 million in order to achieve certain zoning compliance. The Company acquired these three land parcels for the proposed development of the Exterior Street Project.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

During the year ended December 31, 2023, interest of $1.5 million was capitalized to the Exterior Street Project.

During the second quarter of 2023, the Company decided to temporarily pause active development activities associated with the Exterior Street Project, due to prevailing unfavorable economic and local market conditions and regulations, and therefore, ceased capitalization of interest and other carrying costs.

As of December 31, 2023, the carrying value of the Exterior Street Project was $95.7 million, which was included in development projects on the consolidated balance sheets.

Impairment Charge and Held for Sale

Because of continuing unfavorable economic and local market conditions, the Company determined during the third quarter of 2024 it would no longer pursue the development of the Exterior Street Project, but rather pursue other strategies with respect to it, including a sale. As a result of this change in strategy; the Company determined the carrying value of the Exterior Street Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $16.6 million, (included in impairment charges on the Company’s consolidated statement of operations) during the third quarter of 2024 to reduce the carrying value of the Exterior Street Project to its estimated fair value of $78.8 million as of September 30, 2024. In estimating the fair value of the Exterior Street Project, the Company took into consideration a bona fide third-party offer obtained from an independent third-party broker less estimated disposal costs.

During the fourth quarter of 2024, the Company entered into a purchase and sale agreement (the “Exterior Street Project Agreement”) with an unrelated third party pursuant to which it expects to sell the Exterior Street Project, subject to certain conditions, at a contractual sales price of $84.0 million. Pursuant to the terms of the Exterior Street Project Agreement, the Company received a deposit of $2.5 million. The Company expects to dispose of the Exterior Street Project within the second quarter of 2025, pursuant to the terms of the Exterior Street Project Agreement, however, there can be no assurance that the sale of the Exterior Street Project will be consummated. Additionally, during the fourth quarter of 2024, the Exterior Street Project met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of December 31, 2024. As of December 31, 2024, the carrying value of the Exterior Street Project was $78.8 million, which is included in assets held for sale on the consolidated balance sheets.

The following summary presents the major components of the Exterior Street Project’s assets and liabilities classified as held for sale as of December 31, 2024:

As of
December 31, 2024

Development project	$78,800
Other assets	1,792
Total assets held for sale	$80,592

Mortgages payable, net	$39,322
Other liabilities	2,866
Total liabilities held for sale	$42,188

Santa Monica Project

The Company has a 50% joint venture ownership interest in the Santa Monica Joint Venture. The Santa Monica Joint Venture, which the Company consolidates, is between the Company and an affiliate of the Sponsor, a related party. The Company consolidates the Santa Monica Joint Venture and accounts for the other member’s ownership interest as a noncontrolling interest in its consolidated financial statements. In March 2022, the Santa Monica Joint Venture originated a $49.0 million promissory note (the “Santa Monica Note Receivable”) to a borrower (the “Santa Monica Borrower”), which was collateralized by two development projects located in Santa Monica, California. The Santa Monica Note Receivable bore interest at SOFR + 7.00%, subject to a 7.15% floor.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

During the first quarter of 2023, the Santa Monica Joint Venture received a partial principal paydown of $14.0 million on the Santa Monica Note Receivable in exchange for the release of one of the development projects, which had been completed, from the underlying collateral pool. As a result, the remaining outstanding principal balance of the Santa Monica Note Receivable of $35.0 million was secured solely by the Santa Monica Project, which consists of a proposed multifamily residential project on land located in Santa Monica, California.

Due to financial difficulties, during the second quarter of 2023 the Santa Monica Borrower discontinued making monthly interest payments on the Santa Monica Note Receivable, which subsequently matured on August 31, 2023. On December 29, 2023, ownership of the Santa Monica Project was transferred to the Santa Monica Joint Venture via a deed in lieu of foreclosure transaction. In connection with the transfer, the aggregate outstanding principal and accrued interest for the Santa Monica Note Receivable of $36.7 million, which approximated the fair value of the Santa Monica Project at that time, was reclassified from notes receivable, net to development projects on the consolidated balance sheets.

Impairment Charge

Subsequent to obtaining ownership of the Santa Monica Project, the Santa Monica Joint Venture decided to continue certain pre-development activities, which had already been started by the former owner. However, during the third quarter of 2024, the Santa Monica Joint Venture decided to no longer pursue development of the Santa Monica Project, but rather pursue various other strategies with respect to it, including a sale or the potential transfer of ownership to the lender, which had provided a non-recourse mortgage loan (the “Santa Monica Loan”), collateralized by the Santa Monica Project.  As a result of this change in strategy, the Santa Monica Joint Venture determined the carrying value of the Santa Monica Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $17.7 million (which is included in impairment charges on the Company’s consolidated statement of operations) during the third quarter of 2024 in order to reduce the carrying value of the Santa Monica Project to its then estimated fair value of $19.0 million. In estimating the fair value of the Santa Monica Project, the Santa Monica Joint Venture used the fair value provided by an independent, third-party commercial real estate advisory and services firm.

On October 15, 2024 the Santa Monica Loan matured and it was not repaid, which constitutes an event of default and therefore, the loan became due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction. See Note 7 for additional information.

As of December 31, 2024 and 2023, the carrying value of the Santa Monica Project was $19.0 million and $36.7 million, respectively, which is included in development projects on the consolidated balance sheets.

4. Investment in Unconsolidated Affiliated Entity

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

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing costs, was $92.3 million and the Company paid $17.5 million representing its 19.0% pro rata share. In connection with the acquisition, the Company also paid the Advisor a separate acquisition fee of $2.4 million, equal to 2.75% of the Company’s pro-rata share of the contractual purchase price which is reflected in the carrying value of the Company’s investment in unconsolidated affiliated entity on the consolidated balance sheets. During the year ended December 31, 2024 and 2023, the Company made $1.5 million and $2.0 million, respectively, of additional capital contributions to the Columbus Joint Venture.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

Additionally, in connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained an aggregate of $90.0 million in financing through two preferred investments (the “Columbus Preferred Investments”) from unrelated third parties. The first preferred investment of $38.6 million is collateralized by the Columbus Portfolio I Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal and has a mandatory redemption date of December 1, 2032. The second preferred investment of $51.4 million is collateralized by the Columbus Portfolio II Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal, and has a mandatory redemption date of December 1, 2027. As of December 31, 2024, the aggregate unpaid interest included in the outstanding balance of the Columbus Preferred Investments was $10.9 million. Furthermore, the Columbus Preferred Investments are subordinate to the nine senior mortgage loans.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Columbus Joint Venture Financial Information

The following table represents the condensed statements of operations for the Columbus Joint Venture:

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
Revenues	$44,253	$42,859

Property operating expenses	21,142	21,307
General and administrative costs	374	251
Depreciation and amortization	12,499	18,588
Operating income	10,238	2,713

Interest expense and other, net	(29,322)	(27,703)

Net loss	$(19,084)	$(24,990)
Company’s share of net loss (19.0%)	$(3,626)	$(4,748)
Additional depreciation and amortization expense (1)	(59)	(96)
Company’s loss from investment	$(3,685)	$(4,844)

Note:

(1) - Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Columbus Joint Venture and the amount of the underlying equity in net assets of the Columbus Joint Venture.

The following table represents the condensed balance sheets for the Columbus Joint Venture:

	As of	As of
	December 31, 2024	December 31, 2023

Investment property, net	$447,743	$449,813
Cash and restricted cash	25,664	25,640
Other assets	783	3,082
Total assets	$474,190	$478,535

Mortgages and loans payable, net	$395,702	$390,622
Other liabilities	12,676	11,149
Members’ equity	65,812	76,764
Total liabilities and members’ equity	$474,190	$478,535

5. Investment in Related Parties

The Hotel Joint Venture

During 2015, the Company formed the Hotel Joint Venture with Lightstone REIT II, a related party REIT also sponsored by the Sponsor. The Company has a 2.5% membership interest in the Hotel Joint Venture and Lightstone REIT II holds the remaining 97.5% membership interest. The Hotel Joint Venture holds ownership interests in the Hotel JV Portfolio, a portfolio of five limited -service hotels, as of both December 31, 2024 and 2023.

The Company accounts for its 2.5% membership interest in the Hotel Joint Venture using a measurement alternative pursuant to which its investment is measured at cost, adjusted for observable price changes and impairments, if any, and as of December 31, 2024 and 2023, the carrying value of its investment was $0.4 million and $0.5 million, respectively, which is included in investment in related party on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6. Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$5,598	$271	$(173)	$5,696
Simon OP Units	18,336	16,148	-	34,484
Total	$23,934	$16,419	$(173)	$40,180

	As of December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$5,598	$-	$(226)	$5,372
Simon OP Units	19,227	10,619	-	29,846
Total	$24,825	$10,619	$(226)	$35,218

As of December 31, 2024 and 2023, the Company held 200,247 and 209,243 Simon OP Units, respectively, of Simon Inc. Subject to various conditions, the Simon OP Units may be exchanged for cash or a similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Simon OP Units are valued based on the closing price of Simon Stock, which was $172.21 per share and $142.64 per share as of December 31, 2024 and 2023, respectively. Additionally, the closing price of Simon Stock was $117.48 per share as of December 31, 2022.

Derivative Financial Instruments

The Company enters into interest rate cap contracts in order to reduce the effect of interest rate fluctuations on certain of its variable rate debt. The Company is exposed to credit risk in the event of non-performance by the counterparty to these financial instruments. Management believes the risk of loss due to non-performance to be minimal.

The Company accounts for interest rate cap contracts as economic hedges, marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the interest rate cap contracts on the consolidated statements of operations.

As of December 31, 2024, the Company had two interest rate cap contracts with notional amounts of $31.3 million and $110.0 million pursuant to which SOFR is capped at 5.50% through June 1, 2025. See Note 7.

As of December 31, 2023, the Company had two interest rate cap contracts with notional amounts of $31.3 million and $110.0 million pursuant to which SOFR is capped at 5.50% through December 1, 2024 and June 1, 2025, respectively.

For the years ended December 31, 2024 and 2023, the Company recorded negative mark to market adjustments of $0.1 million and $1.8 million, respectively, on the consolidated statements of operations, representing the change in the fair value of these economic hedges during such periods.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of December 31, 2024	Level 1	Level 2	Level 3	Total

Marketable Securities:
Common and Preferred Equity Securities	$1,669	$4,027	$-	$5,696
Marco OP III Units	-	34,484	-	34,484
Total	$1,669	$38,511	$-	$40,180

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$2	$-	$2

	Fair Value Measurement Using
As of December 31, 2023	Level 1	Level 2	Level 3	Total

Marketable Securities:
Common and Preferred Equity Securities	$1,383	$3,989	$-	$5,372
Marco OP and OP II Units	-	29,846	-	29,846
Total	$1,383	$33,835	$-	$35,218

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$62	$-	$62

The fair values of the Company’s common equity securities are measured using readily quoted prices for these investments which are listed for trade on active markets. The fair values of the Company’s preferred equity securities are measured using readily available quoted prices for these securities; however, the markets for these securities are not active. Additionally, as noted and disclosed above, the Simon OP Units are ultimately exchangeable for cash or similar number of shares of Simon Stock, therefore the Company uses the quoted market price of Simon Stock to measure the fair value of the Simon OP units.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (5.18% as of December 31, 2024) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of both December 31, 2024 and 2023.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 40% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2026 and bears interest at SOFR plus 1.35% (5.68% as of December 31, 2024). The Line of Credit is collateralized by an aggregate of 200,247 of Simon OP Units. As of December 31, 2024, the amount of borrowings available to be drawn under the Line of Credit was $13.8 million. No amounts were outstanding under the Line of Credit as of both December 31, 2024 and 2023.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7. Mortgages Payable

The following table sets forth information as of the dates indicated for the Company’s Mortgages payable, net, excluding the Exterior Street Loans (aggregate outstanding principal balance of $40.0 million as of December 31, 2024), which are included in liabilities held for sale on the consolidated balance sheet as of December 31, 2024 as further discussed below:

	Interest Rate	Weighted Average Interest Rate for the Year Ended December 31, 2024	Maturity Date	Amount Due at Maturity	As of December 31, 2024	As of December 31, 2023

Gantry Park Mortgage Loan	4.48%	4.48%	February 2025	$65,059	$65,184	$66,697

Moxy Senior Loan	SOFR + 4.00% (floor of 7.50%)	8.69%	December 2026	108,471	108,471	106,108

Moxy Junior Loan	SOFR + 8.75% (floor of 12.25%)	13.50%	December 2026	30,875	30,875	30,202

Exterior Street Loan	SOFR + 3.00%	8.14%	August 2025	33,000	-	35,000

Exterior Street Supplemental Loan	SOFR + 3.00%	8.13%	August 2025	7,000	-	7,000

Santa Monica Loan	18.00%	11.73%	Due on Demand	19,476	19,476	19,476

Total mortgages payable		8.39%		$263,881	224,006	264,483

Less: Deferred financing costs					(2,754)	(4,785)

Total mortgages payable, net					$221,252	$259,698

One-month SOFR as of December 31, 2024 and 2023 was 4.33% and 5.35%, respectively. The Company’s loans are secured by the indicated real estate/investment and are non-recourse to the Company, unless otherwise indicated.

The following table shows our contractually scheduled mortgage principal maturities over the next five years and thereafter as of December 31, 2024, excluding the Exterior Street Loans, which are included in liabilities held for sale on the consolidated balance sheet as of that date. All amounts are based on the initial scheduled maturity date of the related debt.

	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$84,660	$139,346	$-	$-	$-	$-	$224,006

Less: Deferred financing costs							(2,754)
Total principal maturities, net							$221,252

Gantry Park Loans

On November 19, 2014, the 2nd Street Joint Venture entered into a $74.5 million mortgage loan (the “Gantry Park Mortgage Loan”). The Gantry Park Mortgage Loan had a 10-year term with a maturity date of November 19, 2024, bore interest at 4.48%, and required monthly interest-only payments for the first three years and monthly principal and interest payments pursuant to a 30-year amortization schedule thereafter. The Gantry Park Mortgage Loan was collateralized by Gantry Park Landing. On November 19, 2024 the maturity date of the Gantry Park Mortgage Loan was extended to January 28, 2025.

On January 28, 2025, the 2nd Street Joint Venture entered into a $67.2 million mortgage loan (the “Gantry Park Loan”) collateralized by Gantry Park Landing with a maturity date of February 7, 2030, bearing interest at 6.30%, that requires monthly principal and interest payments pursuant to a 30-year amortization schedule for the first three years and interest-only payments thereafter through maturity. A portion of the proceeds received at the closing of the Gantry Park Loan were used to repay in full the Gantry Park Mortgage Loan.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Moxy Mortgage Loans

On November 29, 2023, the Company entered into a mortgage loan facility (the “Moxy Senior Loan”) with an unrelated third party providing for up to $110.0 million. At closing, $106.1 million of proceeds were advanced under the Moxy Senior Loan and the remaining availability of $3.9 million could only be drawn to cover operating losses, subject to various conditions. The Moxy Senior Loan bears interest at SOFR plus 4.00%, subject to a 7.50% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of December 31, 2024, the outstanding principal balance of the Moxy Senior Loan was $108.5 million and its remaining availability was $1.5 million.

Simultaneously on November 29, 2023, the Company also entered into a mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with an unrelated third party providing for up to $31.3 million. At closing, $30.2 million of proceeds were advanced under the Moxy Junior Loan and the remaining availability of $1.1 million could only be drawn for operating losses, subject to various conditions. The Moxy Junior Loan bears interest at SOFR plus 8.75%, subject to a 12.25% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of December 31, 2024, the outstanding principal balance of the Moxy Junior Loan and remaining availability were $30.9 million and $0.4 million, respectively.

The Moxy Mortgage Loans require monthly interest-only payments through their maturity dates and are collateralized by the Lower East Side Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. Aggregate proceeds of $130.0 million advanced at the closing of the Moxy Mortgage Loans were used to repay in full existing construction mortgage indebtedness, which was collateralized by the Lower East Side Moxy Hotel. In connection with the repayment of the existing construction mortgage indebtedness, the Company paid accrued loan exit fees of $1.1 million and recorded a loss on debt extinguishment of $1.2 million, principally consisting of the write-off of remaining unamortized deferred financing costs, during the fourth quarter of 2023.

Pursuant to the terms of the Moxy Mortgage Loans, the Company is required to enter into two interest rate cap contracts with an aggregate notional amount of $141.3 million (equal to the total maximum amounts available under the Moxy Senior Loan and the Moxy Junior Loan) for as long as the Moxy Mortgage Loans remain outstanding. On November 29, 2023, the Company entered into two interest rate cap agreements with notional amounts of $110.0 million and $31.3 million ($141.3 million in the aggregate) pursuant to which the SOFR rate is capped at 5.50% through June 1, 2025 and December 1, 2024 for the Moxy Senior Loan and the Moxy Junior Loan, respectively, at an aggregate cost of $0.2 million. On November 22, 2024, the Company restructured the interest rate cap agreement for the Moxy Junior Loan with a notional amount of $31.3 million pursuant to which the SOFR rate is capped at 5.50% to extend its maturity date through June 1, 2025, at an aggregate cost of $27.

In connection with obtaining the Moxy Mortgage Loans, the Company provided certain interest and carry costs guarantees and paid $4.1 million of loan fees and expenses.

Exterior Street Loans

On March 29, 2019, the Company obtained a $35.0 million loan (the “Exterior Street Loan”) from a financial institution which, commencing on October 10, 2020, bore interest at LIBOR plus 2.25% through November 24, 2022. On December 21, 2021, the loan agreement was amended to provide an additional $7.0 million loan (the “Exterior Street Supplemental Loan) which bore interest at LIBOR plus 2.50% through November 24, 2022. The Exterior Street Loan and the Exterior Street Supplemental Loan are collectively referred to as the Exterior Street Loans. The Exterior Street Loans require monthly interest-only payments with the outstanding principal balances due in full at their maturity date. The Exterior Street Loans are collateralized by the Exterior Street Project.

On November 22, 2022, the Company and the financial institution entered into the first amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.60% and their maturity dates were extended to November 24, 2023. On October 31, 2023, the Company and the financial institution entered into the second amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.85% (8.20% as of December 31, 2023) and their maturity dates were extended to November 24, 2024. As of December 31, 2023, the outstanding aggregate principal balance of the Exterior Street Loans was $42.0 million. On November 22, 2024, the Company and the financial institution entered into the fourth amendment to the Exterior Street Loans pursuant to which the Company made a principal payment of $2.0 million on the Exterior Street Loans, their interest rates were adjusted to SOFR plus 3.00% and their maturity dates were further extended to August 22, 2025. During the fourth quarter of 2024, the Company entered into a purchase and sale agreement with an unrelated third-party pursuant to which it expects to sell the Exterior Street Project for $84.0 million. However, there can be no assurance that the sale of the Exterior Street Project will be consummated. Additionally, during the fourth quarter of 2024, the Exterior Street Project met the criteria to be classified as held for sale and therefore, its associated assets and liabilities (including the Exterior Street Loans) are classified in assets and liabilities held for sale on the consolidated balance sheets as of December 31, 2024. See Note 3.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Santa Monica Loan

On June 30, 2022, the Santa Monica Joint Venture obtained the Santa Monica Loan, a loan of up to $33.1 million which initially bore interest at SOFR + 3.5%. The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and was previously collateralized by the Santa Monica Note Receivable, which was issued by the Santa Monica Joint Venture. During the first quarter of 2023, the Santa Monica Joint Venture received a $14.0 million paydown on the Santa Monica Note Receivable, of which it used $11.3 million to make a paydown on the Santa Monica Loan, which reduced its outstanding balance to $21.5 million. The Santa Monica Loan was initially scheduled to mature on December 30, 2023, however, on September 5, 2023, the Santa Monica Joint Venture exercised an option to extend its maturity date to February 29, 2024.

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

On October 15, 2024, the Santa Monica Loan matured and it was not repaid, which constitutes an event of default and therefore, it is due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction. Although the lender is currently not being paid interest at the stated default rate of 18%, during the year ended December 31, 2024, the Santa Monica Joint Venture accrued $0.8 million of default interest expense (included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of December 31, 2024) on the Santa Monica Loan pursuant to the terms of its loan agreement. As of December 31, 2024, the outstanding principal balance of the Santa Monica Loan was $19.5 million.

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of December 31, 2024, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Maturities

The Santa Monica Loan (outstanding principal balance of $19.5 million as of December 31, 2024) matured on October 14, 2024 and was not repaid, which constitutes an event of default and therefore, it is due on demand. The Santa Monica Joint Venture currently intends to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction.

The Exterior Street Loans (outstanding aggregate principal balance of $40.0 million as of December 31, 2024) are scheduled to mature on August 22, 2025. The Company currently intends to repay the outstanding balance with available proceeds from the potential sale of the Exterior Street Project on or before their scheduled maturity date. See Note 3.

The Company has no additional significant maturities of mortgage debt over the next 12 months.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8. Land Parcels

The Company previously wholly owned certain land parcels located in St. Augustine, Florida.

During the year ended December 31, 2024, the Company completed a series of disposition transactions related to its land parcels located in St. Augustine, Florida, including certain associated municipal impact fee credits, for an aggregate contractual sales price of $25.0 million and recognized an aggregate gain on disposition of real estate of $19.0 million. These disposition transactions generated aggregate net sales proceeds of $25.0 million.

These 2024 disposition transactions consisted of (i) the second quarter sales of two land parcels, each to an unrelated third-party, for an aggregate contractual sales price of $14.8 million resulting in an aggregate gain on disposition of real estate of $10.9 million; (ii) the third quarter sale of municipal impact fee credits to an unrelated third-party for a contractual sales price of $2.7 million resulting in gain on disposition of real estate of $2.7 million and (iii) the fourth quarter sale of all of the Company’s remaining land parcels to an unrelated third party for a contractual sales price of $7.5 million resulting in a gain on disposition of real estate of $5.5 million.

During the year ended December 31, 2023, the Company completed a first quarter disposition of one of its land parcels located in St. Augustine, Florida to an unrelated third-party for a contractual sales price of $1.5 million and recognized a gain on disposition of real estate of $1.1 million. The net sales proceeds generated from this transaction were $1.4 million.

As of December 31, 2023, the carrying value of the Company’s land parcels located in St. Augustine, Florida was $6.0 million, which is included in land and land improvements on the consolidated balance sheets.

9. Company’s Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Board of Directors. Prior to the issuance of shares of any series, the Board of Directors is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Board of Directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2024 and 2023, the Company had no outstanding preferred shares.

Common Shares

All of the Common Shares offered by the Company are or will be duly authorized, fully paid and nonassessable. Subject to the preferential rights of any other class or series of stock and to the provisions of its charter regarding the restriction on the ownership and transfer of Common Shares, holders of the Company’s Common Shares are entitled to receive distributions if authorized by the Board of Directors and to share ratably in the Company’s assets available for distribution to the stockholders in the event of a liquidation, dissolution or winding-up.

Each outstanding Common Share entitles the holder to one vote on all matters submitted to a vote of stockholders, including the election of directors. There is no cumulative voting in the election of directors, which means that the holders of a majority of the outstanding Common Shares can elect all of the directors then standing for election, and the holders of the remaining Common Shares will not be able to elect any directors.

Holders of the Company’s Common Shares have no conversion, sinking fund, redemption or exchange rights, and have no preemptive rights to subscribe for any of its securities. Maryland law provides that a stockholder has appraisal rights in connection with some transactions. However, the Company’s charter provides that the holders of its Common Shares do not have appraisal rights unless a majority of the Board of Directors determines that such rights shall apply. Common Shares of the Company have equal dividend, distribution, liquidation and other rights.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Under its charter, the Company cannot make certain material changes to its business form or operations without the approval of stockholders holding at least a majority of the Common Shares entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, and (3) to the extent required under Maryland law its reorganization, and (4) its merger, consolidation or the sale or other disposition of all or substantially all of its assets.

SRP

The Company’s share repurchase program, as amended from time to time (the “SRP”) by the Board of Directors, may provide its stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to various restrictions.

The Company’s SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or hardship and the price for all such purchases has been set at our estimated net asset value per Common Share (“NAV per Share”) as of the date of actual redemption. The Company’s estimated NAV per Share is determined by the Board of Directors and reported by it from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death to be eligible for consideration.

Additionally, the Board of Directors has established that on an annual basis the Company will not redeem in excess of 1.0% and 0.5% of the number of Common Shares outstanding as of the end of the preceding year for either death redemptions or hardship redemptions, respectively. Additionally, eligible redemption requests are generally expected to be processed on a quarterly basis and will be subject to proration if either type of redemption requests exceeds the annual limitations established by the Board of Directors. Furthermore, the Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

During the year ended December 31, 2024, the Company repurchased 324,684 Common Shares at a weighted average price per share of $11.85. During the year ended December 31, 2023, the Company repurchased 283,091 Common Shares at a weighted average price per share of $12.19.

DRIP

The Company’s distribution reinvestment program (“DRIP”) provides its shareholders with an opportunity to purchase additional Common Shares at a discount to the Company’s estimated NAV per Share. Under the Company’s DRIP, a shareholder may acquire, from time to time, additional Common Shares by reinvesting any cash distributions payable by the Company to such shareholder, without incurring any brokerage commission, fees or service charges.

The Company’s current DRIP Registration Statement on Form S-3D was filed and became effective as amended and restated, under the Securities Act on October 25, 2018.

Pursuant to the terms of the Company’s DRIP, its stockholders who elect to participate may invest all or a portion of any cash distributions that the Company pays them on their Common Shares in additional Common Shares at a purchase price equal to 95% of the Company’s estimated NAV per Share in effect as of the record date of such distribution. Effective on March 17, 2025, the Board of Directors determined and approved the Company’s NAV per Share of $10.96 as of December 31, 2024. As a result, effective on that date, the purchase price for Common Shares under the DRIP became $10.41 per share. As of December 31, 2024, 9.9 million Common Shares were available for issuance under our DRIP.

The Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing written notice of the termination to all participants.

Distributions on Common Shares

During each of the first two calendar quarters of 2023, quarterly distributions on the Company’s Common Shares were declared at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. During the third calendar quarter of 2023, a quarterly distribution on the Company’s Common Shares was declared at the pro rata equivalent of an annual distribution of $0.35 per share, or an annualized rate of 3.5% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end and stockholders had the option to elect the receipt of Common Shares under the Company’s DRIP in lieu of payment of cash for the distributions from the Company.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On November 10, 2023, the Board of Directors determined to suspend regular quarterly distributions. No distributions were declared or paid during the year ended December 31, 2024. During the year ended December 31, 2023, total distributions declared and paid on the Company’s Common Shares were $9.5 million and $13.1 million, respectively.

See Note 11 for discussion of distributions related to the SLP Units.

10. Noncontrolling Interests

The Company’s noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership, and (ii) certain interests in consolidated subsidiaries. The units held by noncontrolling interests in the Operating Partnership include SLP Units and Common Units. The noncontrolling interests in consolidated subsidiaries include joint venture ownership interests in (i) PRO held by the Sponsor through PRO’s liquidation on December 26, 2024, (ii) the 2nd Street Joint Venture held by the Sponsor and other affiliates and (iii) the Santa Monica Joint Venture held by an affiliate of the Sponsor. PRO’s holdings principally consisted of Simon OP Units. The 2nd Street Joint Venture owns Gantry Park Landing (see below for additional information) and the Santa Monica Joint Venture owns the Santa Monica Project (see Notes 3 and 7).

Share Description

See Note 11 for discussion of rights related to SLP Units. The Common Units of the Operating Partnership have similar rights as those of the Company’s Common Shares, including distribution rights.

Noncontrolling Interest of Subsidiaries within the Operating Partnership

PRO

During 2009, the Operating Partnership acquired certain membership interests in Prime Outlets Acquisition Company (“POAC”) and Mill Run, LLC (“Mill Run”), which were subsequently contributed to PRO in exchange for a 99.99% managing membership interest in PRO. In addition, the Company contributed $3 for a 0.01% non-managing membership interest in PRO. Because the Operating Partnership was the managing member with control, PRO was consolidated into the results and financial position of the Company. In connection with the acquisitions of the membership interests in POAC and Mill Run, the Advisor accepted a 19.17% profit membership interest in PRO in lieu of an acquisition fee and assigned its rights to receive distributions to the Sponsor, who assigned the same to David Lichtenstein. Distributions were split between the three members in proportion to their respective profit interests. PRO subsequently disposed of all of its membership interests in POAC and Mill Run in August 2010 and through its liquidation on December 26, 2024, its holdings primarily consisted of Simon OP Units.

On September 19, 2018, the Sponsor transferred 9.14% of its profit membership interest in PRO to the Operating Partnership. As of December 31, 2023, the Sponsor had a 10.03% profit membership interest in PRO, which was accounted for as a noncontrolling interest.

On December 26, 2024, PRO was liquidated through a non-cash distribution of its remaining holdings, which consisted of 89,695 Simon OP Units, to its members. The Sponsor received 8,996 Simon OP Units and the Company, through Marco III LP Units, LLC, a wholly owned subsidiary of the Operating Partnership, received 80,699 Simon OP Units. As a result of this distribution, PRO was liquidated. The Simon OP Units were marked to market through the date of the distribution and the non-cash distribution to the Sponsor was then accounted for as a distribution to noncontrolling interests at fair value. The Company used the closing price of Simon Stock of $173.80 per share as of December 26, 2024, to estimate the fair value of the non-cash distribution of $1.6 million to the noncontrolling interest. The difference between the non-cash distribution amount of $1.6 million and the carrying value of the Sponsor’s remaining equity interest in PRO as of the date of distribution of $1.4 million, was recorded as a decrease of $0.2 million to the Company’s additional paid in capital.

The Company’s net earnings allocated to noncontrolling interests in its consolidated statements of operations includes the interest in PRO held by our Sponsor through PRO’s date of liquidation on December 26, 2024.

2nd Street Joint Venture

In August 2011, the Operating Partnership and the Sponsor and other related parties formed the 2n Street Joint Venture, which owns Gantry Park Landing. The Operating Partnership has a 59.2% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”). The 2nd Street JV Interest is a managing membership interest. The Sponsor and other related parties have an aggregate 40.8% non-managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage. Earnings, cash contributions and cash distributions are allocated in accordance with each investor’s ownership percentage.  As the Operating Partnership through the 2nd Street Joint Venture Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, the Company consolidates the operating results and financial condition of the 2nd Street Joint Venture and accounts for the ownership interests of the Sponsor and other related parties as noncontrolling interests.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Distributions

During the year ended December 31, 2024, the Company made total distributions to noncontrolling interests of $1.6 million, which consisted primarily of the non-cash distribution of Simon OP Units to PRO disclosed above. During the year ended December 31, 2023, the Company made total distributions to noncontrolling interests of $4.5 million.

11. Related Party Transactions

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

For the Years Ended December 31, 2024 and 2023

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

SLP Units

In connection with the Company’s Offering, Lightstone SLP, LLC, an affiliate of the Sponsor, purchased SLP Units in the Operating Partnership for an aggregate of $30.0 million. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, may entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During each of the first two calendar quarters of 2023, quarterly distributions declared and paid on the SLP Units were at a 7% annualized rate of return. Because the quarterly distribution declared by the Board of Directors on Common Shares for the third calendar quarter of 2023 did not equate to at least an annualized rate of 7%, assuming a purchase price of $10.00 per share, no distributions were declared on the SLP Units for the third calendar quarter of 2023. Until distributions on Common Shares are brought current to at least an annualized rate of 7% assuming a purchase price of $10.00 per share, no distributions will be declared on the SLP Units. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

During the year ended December 31, 2024, no distributions were declared or paid on the SLP Units. During the year ended December 31, 2023, total distributions declared and paid on the SLP Units were $1.0 million and $1.6 million, respectively, and are part of noncontrolling interests.

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

For the Years Ended December 31, 2024 and 2023

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

The following table represents the fees incurred and reimbursement associated with the payments to the Sponsor, Advisor and their affiliates for the period indicated:

	For the Year Ended
	December 31, 2024	December 31, 2023

Asset management fees (general and administrative costs)	$1,998	$2,013
Property management fees (property operating expenses)	307	301
Development fees and cost reimbursement (1)	64	832
Total	$2,369	$3,146

(1)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are generally classified as development projects on the consolidated balance sheets until construction is substantially completed unless the associated development project meets the criteria to be classified as held for sale. Once construction is substantially completed, these amounts are recorded as property operating expenses.

As of December 31, 2024 and 2023, the Company owed the Advisor and its affiliated entities $3.0 million and $1.6 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

12. Commitments and Contingencies

Hotel Franchise Agreement

The Lower East Side Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott International, Inc. (“Marriott”). The Hotel Franchise Agreement provides for the Company to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, the Company received a Key Money payment of $4.7 million from Marriott during the fourth quarter of 2022. The Key Money, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. As of December 31, 2024 and 2023, the remaining unamortized balance of the Key Money was $4.4 million and $4.6 million, respectively. Pursuant to the terms of the Hotel Franchise Agreement, the Company may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

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

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2024, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2024 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2025 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since

David Lichtenstein	64	Chief Executive Officer, President and Chairman of the Board of Directors	2025	2004
George R. Whittemore	75	Director	2025	2006
Alan Retkinski	53	Director	2025	2019
Howard E. Friedman	59	Director	2025	2021

David Lichtenstein is the Chairman of our Board of Directors and our Chief Executive Officer, and is the Chief Executive Officer of our Advisor. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states, and Puerto Rico. From April 2008 to present, Mr. Lichtenstein has served as the Chairman of the board of directors and Chief Executive Officer of Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”) and Lightstone Value Plus REIT II LLC, its advisor. From October 2012 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors of Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”) and from April 2013 to the present, as the Chief Executive Officer of Lightstone REIT III and of Lightstone Value Plus REIT III LLC. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus REIT IV, (“Lightstone REIT IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). On December 19, 2023, Mr. Lichtenstein was appointed to the Board of Directors of Lightstone Value Plus REIT V, Inc. (“Lightstone V”) and is Chairman and Chief Executive Officer of its advisor. Mr. Lichtenstein previously served as Chairman of the Board of Directors of Lightstone V from September 28, 2017 through August 30, 2021, when he was appointed Chairman Emeritus. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., and industry trade group, as well as, a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

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

Executive Officers:

The following table presents certain information as of March 15, 2025 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	64	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	72	President
Joseph Teichman	51	General Counsel
Seth Molod	61	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2024, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2025 concerning each of our directors and executive officers serving in such capacities:

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

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for preforming a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by an unrelated third-party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal information technology and investor relations. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

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

We have agreed to pay our property managers a monthly management fee of up to 5% of the gross revenues from our multifamily residential and commercial retail properties. In addition, we may pay our property managers a separate fee for (i) the development of, (ii) the one-time initial rent-up or (iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. During both the years ended December 31, 2024 and 2023, we incurred property management fees of $0.3 million.

Advisor

We have agreed to pay our Advisor an acquisition fee equal to 2.75% of the gross contractual purchase price (including any mortgage indebtedness assumed) of each property we purchase and reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will typically be between 1% and 1.5% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contractual purchase price of a property. The Advisor is also paid an advisor asset management fee of 0.55% of our average invested assets and we reimburse some expenses of the Advisor. Additionally, development fees and the reimbursement of development-related costs that we pay to our Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project. During the first quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management fees.

The following table represents the fees incurred and reimbursement associated with the payments to the Sponsor, Advisor and their affiliates for the period indicated:

	For the Year Ended
	December 31, 2024	December 31, 2023

Asset management fees (general and administrative costs)	$1,998	$2,013
Development fees and cost reimbursement (1)	64	832
Total	$2,062	$2,845

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are generally classified as development projects on the consolidated balance sheets until construction is substantially completed unless the associated development project meets the criteria to be classified as held for sale. Once construction is substantially completed these amounts are recorded as property operating expenses.

As of December 31, 2024 and 2023, we owed the Advisor and its affiliated entities $3.0 million and $1.6 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Sponsor

In connection with our Offering, Lightstone SLP, LLC, an affiliate of the Sponsor, purchased SLP Units in the Operating Partnership for an aggregate of $30.0 million. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, may entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership.

During each of the first two calendar quarters of 2023, quarterly distributions declared and paid on the SLP Units were at a 7% annualized rate of return. Because the quarterly distribution declared by the Board of Directors on Common Shares for the third calendar quarter of 2023 did not equate to at least an annualized rate of 7%, assuming a purchase price of $10.00 per share, no distributions were declared on the SLP Units for the third calendar quarter of 2023. Until distributions on Common Shares are brought current to at least an annualized rate of 7% assuming a purchase price of $10.00 per share, no distributions will be declared on the SLP Units. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

During the year ended December 31, 2024, no distributions were declared or paid on the SLP Units. During the year ended December 31, 2023, total distributions declared and paid on the SLP Units were $1.0 million and $1.6 million, respectively, and are part of noncontrolling interests.

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

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing costs, was $92.3 million and we paid $17.5 million representing our 19% pro rata share. In connection with the acquisition, we also paid the Advisor a separate acquisition fee of $2.4 million, equal to 2.75% of our pro-rata share of the contractual purchase price which is reflected in the carrying value of our investment in unconsolidated affiliated entity on the consolidated balance sheets. During the year ended December 31, 2024 and 2023, we made $1.5 million and $2.0 million, respectively, of additional capital contributions to the Columbus Joint Venture.

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

Additionally, in connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained an aggregate of $90.0 million in financing through two preferred investments (the “Columbus Preferred Investments”) from unrelated third parties. The first preferred investment of $38.6 million is collateralized by the Columbus Portfolio I Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal and has a mandatory redemption date of December 1, 2032. The second preferred investment of $51.4 million is collateralized by the Columbus Portfolio II Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal, and has a mandatory redemption date of December 1, 2027. As of December 31, 2024, the aggregate unpaid interest included in the outstanding balance of the Columbus Preferred Investments was $10.9 million. Furthermore, the Columbus Preferred Investments are subordinate to the nine senior mortgage loans.

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

Noncontrolling Interest of Subsidiaries within the Operating Partnership

PRO

During 2009, the Operating Partnership acquired certain membership interests in Prime Outlets Acquisition Company (“POAC”) and Mill Run, LLC (“Mill Run”), which were subsequently contributed to PRO in exchange for a 99.99% managing membership interest in PRO. In addition, we contributed $3 for a 0.01% non-managing membership interest in PRO. Because the Operating Partnership was the managing member with control, PRO was consolidated into our results and financial position. In connection with the acquisitions of the membership interests in POAC and Mill Run, the Advisor accepted a 19.17% profit membership interest in PRO in lieu of an acquisition fee and assigned its rights to receive distributions to the Sponsor, who assigned the same to David Lichtenstein. Distributions were split between the three members in proportion to their respective profit interests. PRO subsequently disposed of all of its membership interests in POAC and Mill Run in August 2010 and through its liquidation on December 26, 2024, its holdings primarily consisted of Simon OP Units.

On September 19, 2018, the Sponsor transferred 9.14% of its profit membership interest in PRO to the Operating Partnership. As of December 31, 2023, the Sponsor had a 10.03% profit membership interest in PRO, which was accounted for as a noncontrolling interest.

On December 26, 2024, PRO was liquidated through a non-cash distribution of its remaining holdings, which consisted of 89,695 Simon OP Units, to its members. The Sponsor received 8,996 Simon OP Units and we, through Marco III LP Units, LLC, a wholly owned subsidiary of the Operating Partnership, received 80,699 Simon OP Units. As a result of this distribution, PRO was liquidated. The Simon OP units were marked to market through the date of the distribution and the non-cash distribution to the Sponsor was then accounted for as a distribution to the noncontrolling interest at fair value. We used the closing price of Simon Stock of $173.80 per share as of December 26, 2024, to estimate the fair value of the non-cash distribution of $1.6 million to the noncontrolling interest. The difference between the non-cash distribution amount of $1.6 million and the carrying value of the Sponsor’s remaining equity interest in PRO as of the date of distribution of $1.4 million, was recorded as a decrease of $0.2 million to our additional paid in capital.

Our net earnings allocated to noncontrolling interests in our consolidated statements of operations includes the interest in PRO held by our Sponsor through PRO’s date of liquidation on December 26, 2024.

2nd Street Joint Venture – Gantry Park Landing

In August 2011, the Operating Partnership and the Sponsor and other related parties formed the 2nd Street Joint Venture, which owns Gantry Park Landing. The Operating Partnership has a 59.2% membership interest in the 2nd Street Joint Venture (the “2nd Street JV Interest”). The 2nd Street JV Interest is a managing membership interest. The Sponsor and other related parties have an aggregate 40.8% non-managing membership interest with certain consent rights with respect to major decisions. Contributions are allocated in accordance with each investor’s ownership percentage. Profit, cash contributions and cash distributions are allocated in accordance with each investor’s ownership percentage.  As the Operating Partnership through the 2nd Street Joint Venture Interest has the power to direct the activities of the 2nd Street Joint Venture that most significantly impact the performance, we consolidate the operating results and financial condition of the 2nd Street Joint Venture and account for the ownership interests of the Sponsor and other related parties as noncontrolling interests.

Santa Monica Joint Venture – Santa Monica Project

We have a 50% joint venture ownership interest in the Santa Monica Joint Venture. The Santa Monica Joint Venture is between us and an affiliate of the Sponsor, a related party. We consolidate the Santa Monica Joint Venture and account for the other member’s ownership interest as a noncontrolling interest in our consolidated financial statements.

In March 2022, the Santa Monica Joint Venture originated a $49.0 million promissory note (the “Santa Monica Note Receivable”) to a borrower (the “Santa Monica Borrower”), which was collateralized by two development projects located in Santa Monica, California. The Santa Monica Note Receivable bore interest at SOFR + 7.00%, subject to a 7.15% floor.

During the first quarter of 2023, the Santa Monica Joint Venture received a partial principal paydown of $14.0 million on the Santa Monica Note Receivable in exchange for the release of one of the development projects, which had been completed, from the underlying collateral pool. As a result, the remaining outstanding principal balance of the Santa Monica Note Receivable of $35.0 million was secured solely by the Santa Monica Project, which consists of a proposed multifamily residential project on land parcels located in Santa Monica, California.

Due to financial difficulties, during the second quarter of 2023 the Santa Monica Borrower discontinued making monthly interest payments on the Santa Monica Note Receivable, which subsequently matured on August 31, 2023. On December 29, 2023, ownership of the Santa Monica Project was transferred to the Santa Monica Joint Venture via a deed in lieu of foreclosure transaction. In connection with the transfer, the aggregate outstanding principal and accrued interest for the Santa Monica Note Receivable of $36.7 million, which approximated the fair value of the Santa Monica Project at that time, was reclassified from notes receivable, net to development projects on the consolidated balance sheets.

Impairment Charge

Subsequent to obtaining ownership of the Santa Monica Project, the Santa Monica Joint Venture decided to continue certain pre-development activities, which had already been started by the former owner. However, during the third quarter of 2024, the Santa Monica Joint Venture decided to no longer pursue development of the Santa Monica Project, but rather pursue various other strategies with respect to it, including a sale or the potential transfer of ownership to the lender, which had provided a non-recourse mortgage loan (the “Santa Monica Loan”), collateralized by the Santa Monica Project. As a result of this change in strategy, the Santa Monica Joint Venture determined the carrying value of the Santa Monica Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $17.7 million (which is included in impairment charges on our consolidated statement of operations) during the third quarter of 2024, in order to reduce the carrying value of the Santa Monica Project to its then estimated fair value of $19.0 million. In estimating the fair value of the Santa Monica Project, the Santa Monica Joint Venture used the value provided by an independent, third-party commercial real estate advisory and services firm.

As of December 31, 2024 and 2023, the carrying value of the Santa Monica Project was $19.0 million and $36.7 million, respectively, which is included in development projects on the consolidated balance sheets.

The Hotel Joint Venture

During 2015, we formed the Hotel Joint Venture with Lightstone REIT II, a related party REIT also sponsored by the Sponsor. We have a 2.5% membership interest in the Hotel Joint Venture and Lightstone REIT II holds the remaining 97.5% membership interest. The Hotel Joint Venture holds ownership interests in the Hotel JV Portfolio, a portfolio of five limited-service hotels, as of December 31, 2024. Previously, the Hotel Joint Venture held ownership interests in seven hotels but sold two of them during July 2023. During July 2023, we received a distribution of $0.5 million from the Hotel Joint Venture for its respective share of the net proceeds from the sale of the aforementioned two limited-service hotels.

We account for our 2.5% membership interest in the Hotel Joint Venture using a measurement alternative pursuant to which the investment is measured at cost, adjusted for observable price changes and impairments, if any, and as of December 31, 2024 and 2023, the carrying value of the investment was $0.4 million and $0.5 million, respectively, which is included in investment in related party on the consolidated balance sheets.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, New York, New York, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to the Company for the years indicated by the Company’s principal accounting firm:

(in thousands)	2024	2023

Audit Fees (a)	$324	$316
Tax Fees (b)	163	165
Total Fees	$487	$481

a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement consents.

b)	Fees for tax compliance services including, but not limited to, the preparation of federal, state and local income tax returns.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT I, Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT I, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2024.

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

Based on the reviews and discussions referred to above, we recommend to the Board that the consolidated financial statements referred to above be included in Lightstone Value Plus REIT I, Inc.’s Annual Report on consolidated Form 10-K for the year ended December 31, 2024.

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
Alan Retkinski

Howard E. Friedman

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

   LIGHTSTONE VALUE PLUS REIT I, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2024

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
3.1(1)	Second Articles of Amendment and Restatement of Lightstone Value Plus REIT I, Inc.
3.2(2)	Amended and Restated Bylaws of Lightstone Value Plus REIT I, Inc.
4.1(3)	Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP
4.2(4)	Description of Shares
10.2(2)	Advisory Agreement by and among Lightstone Value Plus REIT I, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT LLC.
10.3(2)	Management Agreement, by and among Lightstone Value Plus REIT I, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.4(2)	Form of the Company’s Stock Option Plan.
10.5(2)	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus REIT I, Inc.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of EisnerAmper LLP
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Consent of Robert A. Stanger & Co., Inc
101*	Inline XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 11, 2023.
(2)	Incorporated by reference from Lightstone Value Plus REIT I, Inc.’s Registration Statement on Form S-11 (File No. 333-166930), filed with the Securities and Exchange Commission on May 18, 2010.
(3)	Incorporated by reference from Lightstone Value Plus REIT I, Inc.’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-117367), filed with the Securities and Exchange Commission on May 23, 2005.
(4)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 19, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: March 31, 2025	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 31, 2025
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 31, 2025
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ George R. Whittemore	Director	March 31, 2025
George R. Whittemore

/s/ Alan Retkinski	Director	March 31, 2025
Alan Retkinski

/s/ Howard E. Friedman	Director	March 31, 2025
Howard E. Friedman