Form 10-Q
period 2025-03-31
Lightstone Value Plus REIT I, Inc.
filed 2025-05-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, there were approximately 21.1 million outstanding shares of common stock of Lightstone Value Plus REIT I, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	As of March 31, 2025	As of December 31, 2024
	(unaudited)
Assets

Investment property:
Land and improvements	$91,178	$91,177
Building and improvements	173,375	173,283
Furniture and fixtures	17,959	17,861
Construction in progress	192	133
Gross investment property	282,704	282,454
Less: accumulated depreciation	(31,395)	(29,631)
Net investment property	251,309	252,823
Development project	19,000	19,000
Investment in related party joint venture	418	430
Investment in unconsolidated affiliated entity	13,904	14,778
Cash and cash equivalents	26,668	27,819
Marketable securities	38,887	40,180
Restricted cash	4,870	7,300
Other assets	3,252	4,555
Assets held for sale	79,804	80,592
Total Assets	$438,112	$447,477

Liabilities and Stockholders’ Equity
Mortgages payable, net	$222,308	$221,252
Accounts payable, accrued expenses and other liabilities	15,586	15,718
Liabilities held for sale	42,437	42,188
Total Liabilities	280,331	279,158

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders’ Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 21.2 million and 21.3 million shares issued and outstanding, respectively	211	212
Additional paid-in-capital	156,230	157,178
Accumulated other comprehensive loss	(5)	-
Accumulated surplus	1,903	9,449
Total Company’s stockholders’ equity	158,339	166,839
	-	-
Noncontrolling interests	(558)	1,480
Total Stockholders’ Equity	157,781	168,319
Total Liabilities and Stockholders’ Equity	$438,112	$447,477

The accompanying notes are an integral part of these consolidated financial statements.

Index

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Revenues:
Rental revenues	$2,832	$2,616
Hotel revenues	9,536	10,019
Total revenues	12,368	12,635
Expenses:
Property operating expenses	896	694
Hotel operating expenses	7,858	8,295
Real estate taxes	826	689
General and administrative costs	1,072	999
Depreciation and amortization	1,768	1,737
Total expenses	12,420	12,414

Interest and dividend income	669	522
Interest expense	(6,582)	(6,480)
Unrealized (loss)/gain on marketable equity securities	(1,238)	3,093
Loss from investment in unconsolidated affiliated real estate entity	(890)	(871)
Other expense, net	(23)	(671)
Net loss	(8,116)	(4,186)
Less: net loss attributable to noncontrolling interests	570	55
Net loss attributable to Company’s common shares	$(7,546)	$(4,131)
Basic and diluted net loss per Company’s common share:
Net loss per Company’s common share, basic and diluted	$(0.36)	$(0.19)
Weighted average number of common shares outstanding, basic and diluted	21,199	21,522

The accompanying notes are an integral part of these consolidated financial statements.

Index

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Net loss	$(8,116)	$(4,186)

Other comprehensive loss
Holding loss on available for sale debt securities	(5)	-
Other comprehensive loss	(5)	-
Comprehensive loss	(8,121)	(4,186)

Less: comprehensive loss attributable to noncontrolling interests	570	55

Comprehensive loss attributable to Company’s common shares	$(7,551)	$(4,131)

The accompanying notes are an integral part of these consolidated financial statements.

Index

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Surplus	Interests	Equity
BALANCE, December 31, 2023	21,581	$215	$161,174	$25,454	$11,558	$198,401
Net loss	-	-	-	(4,131)	(55)	(4,186)
Distributions paid to noncontrolling interests	-	-	-	-	(17)	(17)
Contributions received from noncontrolling interests	-	-	-	-	745	745
Redemption and cancellation of common shares	(82)	(1)	(997)	-	-	(998)
BALANCE, March 31, 2024	21,499	$214	$160,177	$21,323	$12,231	$193,945

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, December 31, 2024	21,257	$212	$157,178	$-	$9,449	$1,480	$168,319
Net loss	-	-	-	-	(7,546)	(570)	(8,116)
Other comprehensive loss	-	-	-	(5)	-	-	(5)
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,583)	(1,583)
Contributions received from noncontrolling interests	-	-	-	-	-	115	115
Redemption and cancellation of common shares	(81)	(1)	(948)	-	-	-	(949)
BALANCE, March 31, 2025	21,176	$211	$156,230	$(5)	$1,903	$(558)	$157,781

The accompanying notes are an integral part of these consolidated financial statements.

Index

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,116)	$(4,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,768	1,737
Loss from investment in unconsolidated affiliated real estate entity	890	871
Unrealized loss/(gain) on marketable equity securities	1,238	(3,093)
Amortization of deferred financing costs	710	772
Other non-cash adjustments	42	2
Changes in assets and liabilities:
Decrease in other assets	1,363	902
Decrease/(increase) in accounts payable, accrued expenses and other liabilities	(69)	834
Net cash used in operating activities	(2,174)	(2,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(250)	(357)
Purchase of marketable securities	(1,008)	-
Proceeds from sale of marketable securities	1,000	-
Investment in related party joint venture	(6)	(3)
Distributions from related party joint venture	18	27
Investment in unconsolidated affiliated real estate entity	(16)	(10)
Net cash used in investing activities	(262)	(343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	67,170	1,656
Mortgage principal payments	(65,271)	(376)
Proceeds from notes payable	-	3,000
Payment of loan fees and expenses	(1,368)	(120)
Redemption and cancellation of common shares	(949)	(998)
Contributions received from noncontrolling interests	115	745
Distributions paid to noncontrolling interests	(1,583)	(17)
Net cash (used in)/provided by financing activities	(1,886)	3,890

Change in cash, cash equivalents and restricted cash including those classified within assets held for sale	(4,322)	1,386
Less: decrease in cash, cash equivalents and restricted cash classified within assets held for sale	741	-

Change in cash, cash equivalents and restricted cash	(3,581)	1,386
Cash, cash equivalents and restricted cash, beginning of year	35,119	18,360
Cash, cash equivalents and restricted cash, end of period	$31,538	$19,746

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$26,668	$11,787
Restricted cash	4,870	7,959
Total cash, cash equivalents and restricted cash	$31,538	$19,746

The accompanying notes are an integral part of these consolidated financial statements.

Index

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

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of March 31, 2025, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

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

As of March 31, 2025, the Company (i) has ownership interests in and consolidates two operating properties and two development projects and (ii) has ownership interests through two unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Portfolio”) located in the Columbus, Ohio metropolitan area and a portfolio of five limited-service hotel properties (the “Hotel JV Portfolio”).

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

With respect to our unconsolidated properties, the Company holds a 19% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns the Columbus Portfolio, and it holds a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”), which owns the Hotel JV Portfolio. The Company accounts for its 19% joint venture ownership interest in the Columbus Joint Venture under the equity method of accounting and it accounts for its 2.5% joint venture ownership interest in the Hotel Joint Venture using a measurement alternative pursuant to which its investment is measured at cost, adjusted for observable price changes and impairments, if any. Both the Columbus Joint Venture and the Hotel Joint Venture are between the Company and related parties. The Company’s investment in the Hotel Joint Venture is classified as Investment in related party joint venture on its consolidated balance sheet.

Index

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during 2008 and 2009 and remain outstanding as of March 31, 2025.

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

Index

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, the Company’s business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation, tariffs and recession.

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, tariffs, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect the Company’s future results from operations and its financial condition.

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

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus REIT I, Inc. and its Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

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

The consolidated balance sheet as of December 31, 2024 included herein has been derived from the consolidated balance sheet included in the Company’s 2024 Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Index

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Marketable Securities

Marketable securities consist of equity securities and debt securities that are designated as available-for-sale.

Equity securities are recorded at fair value and unrealized holding gains and losses are recognized on the consolidated statements of operations.

The Company may be exposed to credit losses through its debt securities. Unrealized losses or impairments resulting from the amortized cost basis of any debt security exceeding its fair value are evaluated for identification of credit and non-credit related factors. Any difference between the fair value of the debt security and the amortized cost basis not attributable to credit related factors are reported in other comprehensive loss. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. When evaluating the investments for impairment at each reporting period, the Company reviews factors such as the extent of the unrealized loss, current and future economic market conditions and the economic and financial condition of the issuer and any changes thereto.

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

The Company’s income tax benefits and expense are included in other expense, net on its consolidated statements of operations. During the three months ended March 31, 2025, the Company recorded an income tax benefit of $2. During the three months ended March 31, 2024, the Company recorded income tax expense of $0.8 million.

As of March 31, 2025 and December 31, 2024, the Company had no material uncertain income tax positions.

Revenues

The following table represents the total hotel revenues from the operations of the Lower East Side Moxy Hotel on a disaggregated basis:

	For the Three Months ended March 31, 2025	For the Three Months ended March 31, 2024
Hotel revenues
Room revenue	$4,869	$4,387
Food, beverage and other revenue	4,667	5,632
Total hotel revenues	$9,536	$10,019

Index

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Concentration of Risk

As of March 31, 2025 and December 31, 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

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

New Accounting Pronouncements

In December 2023, the FASB issued an accounting standards update which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024. The adoption of this standard will only impact disclosures and will have no material impact on the Company’s consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

Supplemental Cash Flow Information

	For the Three Months Ended March 31,
	2025	2024
Cash paid for interest	$4,827	$5,652

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

Impairment Charge and Held for Sale

Because of continuing unfavorable economic and local market conditions, the Company determined during the third quarter of 2024 it would no longer pursue the development of the Exterior Street Project, but rather pursue other strategies with respect to it, including a sale. As a result of this change in strategy; the Company determined the carrying value of the Exterior Street Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $16.6 million, (included in impairment charges on the Company’s consolidated statement of operations during the third quarter of 2024) to reduce the carrying value of the Exterior Street Project to its estimated fair value of $78.8 million as of September 30, 2024. In estimating the fair value of the Exterior Street Project, the Company took into consideration a bona fide third-party offer obtained from an independent third-party broker less estimated disposal costs.

Index

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

During the fourth quarter of 2024, the Company entered into a purchase and sale agreement (the “Exterior Street Project Agreement”) with an unrelated third party pursuant to which it expects to sell the Exterior Street Project, subject to certain conditions, at a contractual sales price of $84.0 million. Pursuant to the terms of the Exterior Street Project Agreement, the Company received a deposit of $2.5 million during the fourth quarter of 2024. The Company currently expects to dispose of the Exterior Street Project during the second quarter of 2025, pursuant to the terms of the Exterior Street Project Agreement, however, there can be no assurance that the sale of the Exterior Street Project will be consummated. Additionally, the Exterior Street Project met the criteria to be classified as held for sale beginning in the fourth quarter of 2024 and therefore, its associated assets and liabilities are classified as held for sale on the consolidated balance sheets as of both March 31, 2025 and December 31, 2024. As of both March 31, 2025 and December 31, 2024, the carrying value of the Exterior Street Project was $78.8 million, which is included in assets held for sale on the consolidated balance sheets.

The following summary presents the major components of the Exterior Street Project’s assets and liabilities classified as held for sale:

	As of	As of
	March 31, 2025	December 31, 2024

Development project	$78,800	$78,800
Other assets	1,004	1,792
Total assets held for sale	$79,804	$80,592

Mortgages payable, net	$39,507	$39,322
Other liabilities	2,930	2,866
Total liabilities held for sale	$42,437	$42,188

Santa Monica Project

The Company has a 50% joint venture ownership interest in the Santa Monica Joint Venture, which is between the Company and an affiliate of the Sponsor, a related party. The Company consolidates the Santa Monica Joint Venture and accounts for the other member’s ownership interest as a noncontrolling interest in its consolidated financial statements.

In March 2022, the Santa Monica Joint Venture originated a promissory note in the initial amount of $49.0 million to an unrelated third-party borrower, which was collateralized by two development projects located in Santa Monica, California, including the Santa Monica Project, a proposed multifamily residential project on various land parcels. During the first quarter of 2023, construction of the other development project was substantially completed and it was released from the underlying collateral pool in exchange of a $14.0 million principal paydown on the promissory note reducing its outstanding balance to $35.0 million.

During the second quarter of 2023 the borrower experienced financial difficulties and discontinued making debt service payments on the promissory note, which subsequently matured on August 31, 2023. On December 29, 2023, ownership of the Santa Monica Project was transferred to the Santa Monica Joint Venture via a deed in lieu of foreclosure transaction.

Impairment Charge

Subsequent to obtaining ownership of the Santa Monica Project, the Santa Monica Joint Venture continued certain pre-development activities, which had already been started by the former owner. However, during the third quarter of 2024, the Santa Monica Joint Venture decided it would no longer pursue the development of the Santa Monica Project, but rather pursue various other strategies with respect to it, including a potential sale or the transfer of ownership to the lender, which had provided a non-recourse mortgage loan (the “Santa Monica Loan”), collateralized by the Santa Monica Project.  As a result of this change in strategy, the Santa Monica Joint Venture determined its carrying value of the Santa Monica Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $17.7 million (which is included in impairment charges on the Company’s consolidated statement of operations) during the third quarter of 2024 which reduced the carrying value of the Santa Monica Project to its then estimated fair value of $19.0 million. In estimating the fair value of the Santa Monica Project, the Santa Monica Joint Venture used the fair value provided by an independent, third-party commercial real estate advisory and services firm.

Index

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On October 15, 2024 the Santa Monica Loan matured and it was not repaid, which constitutes an event of default and therefore, the loan became due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction, pursuant to the terms of the loan agreement. See Note 6 for additional information.

As of both March 31, 2025 and December 31, 2024, the carrying value of the Santa Monica Project was $19.0 million, which is included in development projects on the consolidated balance sheets.

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

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing costs, was $92.3 million and the Company paid $17.5 million representing its 19.0% pro rata share. In connection with the acquisition, the Company also paid the Advisor a separate acquisition fee of $2.4 million, equal to 2.75% of the Company’s pro-rata share of the contractual purchase price which is reflected in the carrying value of the Company’s investment in unconsolidated affiliated entity on the consolidated balance sheets. During the three months ended March 31, 2025 and 2024, the Company made $16 and $10 respectively, of additional capital contributions to the Columbus Joint Venture.

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

Additionally, in connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained an aggregate of $90.0 million in financing through two preferred investments (the “Columbus Preferred Investments”) from unrelated third parties. The first preferred investment of $38.6 million is collateralized by the Columbus Portfolio I Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal and has a mandatory redemption date of December 1, 2032. The second preferred investment of $51.4 million is collateralized by the Columbus Portfolio II Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal, and has a mandatory redemption date of December 1, 2027. As of March 31, 2025, the aggregate unpaid interest included in the outstanding balance of the Columbus Preferred Investments was $12.5 million. Furthermore, the Columbus Preferred Investments are subordinate to the nine senior mortgage loans.

Index

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

Columbus Joint Venture Financial Information

The following table represents the condensed statements of operations for the Columbus Joint Venture for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Revenues	$11,344	$10,617
Property operating expenses	5,526	5,001
General and administrative expense	141	105
Depreciation and amortization	3,265	3,012
Operating income	2,412	2,499
Interest expense and other, net	(7,021)	(7,006)
Net loss	$(4,609)	$(4,507)
Company’s share of net loss (19.0%)	$(875)	$(856)
Additional depreciation and amortization expense (1)	(15)	(15)
Company’s loss from investment	$(890)	$(871)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Columbus Joint Venture and the amount of the underlying equity in net assets of the Columbus Joint Venture.

The following table represents the condensed balance sheets for the Columbus Joint Venture:

	As of	As of
	March 31, 2025	December 31, 2024

Investment property, net	$445,814	$447,743
Cash and restricted cash	21,011	25,664
Other assets	1,836	783
Total assets	$468,661	$474,190

Mortgages and loans payable, net	$396,859	$395,702
Other liabilities	10,536	12,676
Members’ equity	61,266	65,812
Total liabilities and members’ equity	$468,661	$474,190

Index

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Marketable Securities, Derivative Financial Instruments, Fair Value Measurements and Notes Payable

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of March 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$4,540	$212	$(125)	$4,627
Simon OP Units	18,336	14,921	-	33,257
	22,876	15,133	(125)	37,884
Debt securities:
Corporate Bonds	1,008	-	(5)	1,003
Total	$23,884	$15,133	$(130)	$38,887

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$5,598	$271	$(173)	$5,696
Simon OP Units	18,336	16,148	-	34,484
Total	$23,934	$16,419	$(173)	$40,180

As of both March 31, 2025 and December 31, 2024, the Company held 200,247 Simon OP Units. Subject to various conditions, the Simon OP Units may be exchanged for cash or a similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Simon OP Units are valued based on the closing price of Simon Stock, which was $166.08 per share and $156.49 per share as of March 31, 2025 and 2024, respectively. Additionally, the closing price of Simon Stock was $172.21 per share as of December 31, 2024.

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

As of both March 31, 2025 and December 31, 2024, the Company had two interest rate cap contracts with notional amounts of $31.3 million and $110.0 million pursuant to which SOFR is capped at 5.50% through June 1, 2025. See Note 6.

For the three months ended March 31, 2025 and 2024, the Company recorded negative mark to market adjustments of $2 and $15, respectively on the consolidated statements of operations, representing the change in the fair value of these economic hedges during such periods.

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

Index

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

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of March 31, 2025	Level 1	Level 2	Level 3	Total

Marketable Securities:
Common and Preferred Equity Securities	$1,609	$3,018	$-	$4,627
Simon OP Units	-	33,257	-	33,257
Corporate Bonds	-	1,003	-	1,003
Total	$1,609	$37,278	$-	$38,887

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$-	$-	$-

	Fair Value Measurement Using
As of December 31, 2024	Level 1	Level 2	Level 3	Total

Marketable Securities:
Common and Preferred Equity Securities	$1,669	$4,027	$-	$5,696
Simon OP Units	-	34,484	-	34,484
Total	$1,669	$38,511	$-	$40,180

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$2	$-	$2

The fair values of the Company’s common equity securities are measured using readily quoted prices for these investments which are listed for trade on active markets. The fair values of the Company’s corporate bonds and preferred equity securities are measured using readily available quoted prices for these securities; however, the markets for these securities are not active. Additionally, as noted and disclosed above, the Simon OP Units are ultimately exchangeable for cash or similar number of shares of Simon Stock, therefore the Company uses the quoted market price of Simon Stock to measure the fair value of the Simon OP units.

As of March 31, 2025, the Company has not recognized an allowance for expected credit losses related to debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in debt securities was primarily caused by changes in interest rates. The Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

Index

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table summarizes the estimated fair value of our investments in debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of
March 31, 2025
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 years through 10 years	-
Due after 10 years	1,003
Total	$1,003

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

The carrying amount and estimated fair value of the Company’s mortgage debt is summarized as follows:

	As of March 31, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$225.9	$225.9	$224.0	$223.8
Mortgages payable, included in liabilities held for sale	$40.0	$40.0	$40.0	$40.0

The fair values of the outstanding principal of the mortgages payable were determined by discounting the future contractual interest and principal payments by estimated current market interest rates. The aggregate outstanding principal of two mortgage loans (the “Exterior Street Loans”) attributable to the Exterior Street Project are included in liabilities held for sale on the consolidated balance sheets as of March 31, 2025 and December 31, 2024 (see Note 6) and as of that date, their aggregate estimated fair value approximates their aggregate outstanding principal because they bear interest at a floating rate.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (5.17% as of March 31, 2025) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of both March 31, 2025 and December 31, 2024.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 40% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2026 and bears interest at SOFR plus 1.35% (5.67% as of March 31, 2025). The Line of Credit is collateralized by an aggregate of 200,247 of Simon OP Units. As of March 31, 2025, the amount of borrowings available to be drawn under the Line of Credit was $13.3 million. No amounts were outstanding under the Line of Credit as of both March 31, 2025 and December 31, 2024.

Index

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6. Mortgages Payable, Net

Mortgages payable, net consists of the following:

	Interest Rate	Weighted Average Interest Rate for the Three Months Ended March 31, 2025	Maturity Date	Amount Due at Maturity	As of March 31, 2025	As of December 31, 2024

Gantry Park Loan	6.30%	6.30%	February 2030	$64,860	$67,083	$-

Gantry Park Mortgage Loan	4.48%		Repaid in full		-	65,184

Moxy Senior Loan	SOFR + 4.00% (floor of 7.50%)	8.43%	December 2026	108,471	108,471	108,471

Moxy Junior Loan	SOFR + 8.75% (floor of 12.25%)	13.07%	December 2026	30,875	30,875	30,875

Santa Monica Loan	18.00%	18.00%	Due on Demand	19,476	19,476	19,476

Total mortgages payable		9.26%		$223,682	225,905	224,006

Less: Deferred financing costs					(3,597)	(2,754)

Total mortgages payable, net					$222,308	$221,252

One-month SOFR as of March 31, 2025 and December 31, 2024 was 4.32% and 4.33%, respectively. The Company’s loans are secured by the indicated real estate/investment and are non-recourse to the Company, unless otherwise indicated.

Gantry Park Loans

On November 19, 2014, the 2nd Street Joint Venture entered into a $74.5 million non-recourse mortgage loan (the “Gantry Park Mortgage Loan”). The Gantry Park Mortgage Loan had a 10-year term with an initial maturity date of November 19, 2024, bore interest at 4.48%, and required monthly interest-only payments for the first three years and monthly principal and interest payments pursuant to a 30-year amortization schedule thereafter. The Gantry Park Mortgage Loan was collateralized by Gantry Park Landing. On November 19, 2024 the maturity date of the Gantry Park Mortgage Loan was extended to January 28, 2025.

On January 28, 2025, the 2nd Street Joint Venture entered into a $67.2 million non-recourse mortgage loan (the “Gantry Park Loan”) collateralized by Gantry Park Landing with a maturity date of February 7, 2030, which bears interest at a fixed rate of 6.30%, requires monthly principal and interest payments pursuant to a 30-year amortization schedule for the first three years and interest-only payments thereafter through its maturity. A substantial portion of the proceeds received at the closing of the Gantry Park Loan were used to repay in full the Gantry Park Mortgage Loan.

Santa Monica Loan

On June 30, 2022, the Santa Monica Joint Venture obtained the Santa Monica Loan, a non-recourse loan of up to $33.1 million which initially bore interest at SOFR + 3.5%. The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and was previously collateralized by a promissory note, which was issued by the Santa Monica Joint Venture. During the first quarter of 2023, the Santa Monica Joint Venture received a $14.0 million principal paydown on the promissory note, of which it used $11.3 million to make a principal paydown on the Santa Monica Loan, which reduced its outstanding balance to $21.5 million. The Santa Monica Loan was initially scheduled to mature on December 30, 2023, however, on September 5, 2023, the Santa Monica Joint Venture exercised an option to extend its maturity date to February 29, 2024.

Index

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

On October 15, 2024, the Santa Monica Loan matured and it was not repaid, which constitutes an event of default and therefore, it is due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction, pursuant to the terms of the loan agreement.

Although the lender is currently not charging or being paid interest at the stated default rate, the Santa Monica Joint Venture is accruing default interest expense pursuant to the terms of the loan agreement. Default interest expense of $0.9 million was accrued during the three months ended March 31, 2025 and $0.8 million was accrued during the year ended December 31, 2024. As a result, cumulative accrued default interest expense of $1.7 million and $0.8 million is included accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.  However, the Santa Monica Joint Venture does not expect to pay any of the accrued default interest expense because the Santa Monica Loan is non-recourse to it.

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

On November 22, 2022, the Company and the financial institution entered into the first amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.60% and their maturity dates were extended to November 24, 2023. On October 31, 2023, the Company and the financial institution entered into the second amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.85% (8.20% as of December 31, 2023) and their maturity dates were extended to November 24, 2024. As of December 31, 2023, the outstanding aggregate principal balance of the Exterior Street Loans was $42.0 million. On November 22, 2024, the Company and the financial institution entered into the fourth amendment to the Exterior Street Loans pursuant to which the Company made a principal payment of $2.0 million on the Exterior Street Loans, their interest rates were adjusted to SOFR plus 3.00% and their maturity dates were further extended to August 22, 2025. During the fourth quarter of 2024, the Company entered into a purchase and sale agreement with an unrelated third-party pursuant to which it expects to sell the Exterior Street Project for $84.0 million. However, there can be no assurance that the sale of the Exterior Street Project will be consummated. Additionally, during the fourth quarter of 2024, the Exterior Street Project met the criteria to be classified as held for sale and therefore, its associated assets and liabilities (including the Exterior Street Loans) are classified in assets and liabilities held for sale on the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of March 31, 2025, excluding the Exterior Street Loans, which are included in liabilities held for sale on the consolidated balance sheet as of that date:

	2025	2026	2027	2028	2029	Thereafter	Total

Principal maturities	$20,001	$140,106	$811	$127	$-	$64,860	$225,905

Less: Deferred financing costs							(3,597)

Total principal maturities, net							$222,308

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of March 31, 2025, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Index

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Mortgage Debt Maturities

The Santa Monica Loan (outstanding principal balance of $19.5 million as of March 31, 2025) matured on October 14, 2024 and was not repaid, which constitutes an event of default and therefore, it is due on demand. The Santa Monica Joint Venture currently intends to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction, pursuant to the terms of the loan agreement.

The Exterior Street Loans (outstanding aggregate principal balance of $40.0 million as of March 31, 2025) are scheduled to mature on August 22, 2025. The Company currently intends to repay the outstanding balance with net proceeds from the expected sale of the Exterior Street Project on or before their scheduled maturity date.

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

For the three months ended March 31, 2025, the Company repurchased 80,929 Common Shares at a weighted average price per share of $11.73. For the three months ended March 31, 2024, the Company repurchased 81,895 Common Shares at a weighted average price per share of $12.19.

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

Index

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

During the first quarter of 2024, the Advisor agreed to allow the Company to temporarily defer the payment of asset management fees. As of March 31, 2025 and December 31, 2024, the Company owed the Advisor and its affiliated entities $3.7 million and $3.0 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets

The following table represents the fees incurred associated with the services provided by the Company’s Advisor and its affiliates:

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Asset management fees (general and administrative costs)	$489	$504
Property management fees (property operating expenses)	78	77
Development fees and cost reimbursement (1)	50	11
Total	$617	$592

(1)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed. Once construction is substantially completed these amounts are recorded as property operating expenses.

See Notes 3 and 4 for other related party transactions.

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

No distributions were declared and paid on the SLP Units during the three months ended March 31, 2025.

9. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, Lightstone REIT I may become subject to legal proceedings, claims or disputes.

Various claims have been asserted against the 2nd Street Joint Venture, including rents at Gantry Park Landing that have been in excess of the lawfully allowable amounts. While any dispute has an element of uncertainty, the 2nd Street Joint Venture currently believes that the likelihood of an unfavorable outcome with respect to these matters is remote and therefore, no provision for loss has been recorded in connection therewith.

Other the aforementioned matter, the Company is not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

Index

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions and regulatory matters in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, tariffs, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory, property management and property management oversight services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to obtain construction financing, which could adversely impact our ability to ultimately commence and/or complete construction as planned, on budget or at all for our development projects;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a REIT.

Index

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

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of our current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of March 31, 2025, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

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

As of March 31, 2025, we (i) have ownership interests in and consolidate two operating properties and two development projects and (ii) have ownership interests through two unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Portfolio”) located in the Columbus, Ohio metropolitan area and a portfolio of five limited-service hotel properties (the “Hotel JV Portfolio”).

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

With respect to our unconsolidated properties, we hold a 19% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns the Columbus Portfolio and we hold a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”), which owns the Hotel JV Portfolio. We account for our 19% joint venture ownership interest in the Columbus Joint Venture under the equity method of accounting and we account for our 2.5% joint venture ownership interest in the Hotel Joint Venture using a measurement alternative pursuant to which our investment is measured at cost, adjusted for observable price changes and impairments, if any. Both the Columbus Joint Venture and the Hotel Joint Venture are between us and related parties. Our investment in the Hotel Joint Venture is classified as investment in related party joint venture on our consolidated balance sheet.

Index

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

Concentration of Credit Risk

As of March 31, 2025 and December 31, 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation, tariffs and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, tariffs, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect our future results from operations and our financial condition.

Owned and Consolidated Real Estate Properties:

As of March 31, 2025, we (i) have ownership interests in and consolidate two operating properties (Lower East Side Moxy Hotel and Gantry Park Landing) and two development projects (Exterior Street Project and Santa Monica Project) and (ii) have ownership interests through two unconsolidated joint ventures (Columbus Joint Venture and Hotel Joint Venture) in the Columbus Portfolio, a portfolio consisting of nine multifamily residential properties, and the Hotel JV Portfolio, a portfolio consisting of five limited-service hotel properties.

Index

Consolidated Properties

Lower East Side Moxy Hotel

We wholly own the Lower East Side Moxy Hotel, a 303-room Marriott branded hotel located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022. The following table contains certain information for the Lower East Side Moxy Hotel for the date indicated.

			Year to Date	Percentage Occupied for the Three Months Ended	RevPAR for the Three Months Ended	ADR for the Three Months Ended
	Location	Year Built	Available Rooms	March 31, 2025	March 31, 2025	March 31, 2025

Lower East Side Moxy Hotel	Bowery, New York	2022	27,270	87%	$178.56	$206.21

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

	Location	Year Built	Leasable Units	Percentage Occupied as of March 31, 2025	Annualized Revenues based on Rents at March 31, 2025	Annualized Revenues per unit at March 31, 2025

Gantry Park Landing	Queens, New York	2013	199	96%	$10.4 million	$54,371

Annualized revenue is defined as the minimum monthly payments due as of March 31, 2025 annualized.

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

Index

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

During the fourth quarter of 2024, we entered into a purchase and sale agreement (the “Exterior Street Project Agreement”) with an unrelated third party pursuant to which we expect to sell the Exterior Street Project, subject to certain conditions, at a contractual sales price of $84.0 million. Pursuant to the terms of the Exterior Street Project Agreement, we received a deposit of $2.5 million during the fourth quarter of 2024. We currently expect to dispose of the Exterior Street Project during the second quarter of 2025, pursuant to the terms of the Exterior Street Project Agreement, however, there can be no assurance that the sale of the Exterior Street Project will be consummated. Additionally, the Exterior Street Project met the criteria to be classified as held for sale beginning in the fourth quarter of 2024 and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheets as of March 31, 2025 and December 31, 2024. As of both March 31, 2025 and December 31, 2024, the carrying value of the Exterior Street Project was $78.8 million, which is included in assets held for sale on the consolidated balance sheets.

Santa Monica Project

We have a 50% joint venture ownership interest in the Santa Monica Joint Venture, which is between us and an affiliate of the Sponsor, a related party. We consolidate the Santa Monica Joint Venture and account for the other member’s ownership interest as a noncontrolling interest in our consolidated financial statements.

In March 2022, the Santa Monica Joint Venture originated a promissory note in the initial amount of $49.0 million to an unrelated third-party borrower, which was collateralized by two development projects located in Santa Monica, California, including the Santa Monica Project, a proposed multifamily residential property on various land projects. During the first quarter of 2023, construction of the other development project was substantially completed and it was released from the underlying collateral pool in exchange of a principal paydown of $14.0 million on the promissory note reducing its outstanding balance to $35.0 million.

During the second quarter of 2023 the borrower experienced financial difficulties and discontinued making debt service payments on the promissory note, which subsequently matured on August 31, 2023. On December 29, 2023, ownership of the Santa Monica Project was transferred to the Santa Monica Joint Venture via a deed in lieu of foreclosure transaction.

Impairment Charge

Subsequent to obtaining ownership of the Santa Monica Project, the Santa Monica Joint Venture continued certain pre-development activities, which had already been started by the former owner. However, during the third quarter of 2024, the Santa Monica Joint Venture decided it would no longer pursue the development of the Santa Monica Project, but rather pursue various other strategies with respect to it, including a potential sale or the transfer of ownership to the lender, which had provided a non-recourse mortgage loan (the “Santa Monica Loan”), collateralized by the Santa Monica Project. As a result of this change in strategy, the Santa Monica Joint Venture determined its carrying value of the Santa Monica Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $17.7 million (which is included in impairment charges on our consolidated statement of operations) during the third quarter of 2024, which reduced the carrying value of the Santa Monica Project to its then estimated fair value of $19.0 million. In estimating the fair value of the Santa Monica Project, the Santa Monica Joint Venture used the value provided by an independent, third-party commercial real estate advisory and services firm.

On October 15, 2024 the Santa Monica Loan matured and it was not repaid, which constitutes an event of default and therefore, the loan became due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction, pursuant to the terms of the loan agreement.

As of both March 31, 2025 and December 31, 2024, the carrying value of the Santa Monica Project was $19.0 million, which is included in development projects on the consolidated balance sheets.

See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information.

Index

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

				Percentage Occupied as of	Annualized Revenues based on Rents at	Annualized Revenue per unit at
	Location	Year Built	Leasable Units	March 31, 2025	March 31, 2025	March 31, 2025

9 multifamily residential properties within the Columbus Joint Venture	Columbus, Ohio	2004	2,564	93%	$45.10 million	$18,813

Hotel Joint Venture

We hold a 2.5% joint venture ownership interest in the Hotel Joint Venture, which owns the Hotel JV Portfolio, a portfolio of five limited-service hotels. We account for our 2.5% joint venture ownership interest using a measurement alternative pursuant to which our investment is measured at cost, adjusted for observable price changes and impairments, if any. The Hotel Joint Venture is between us and Lightstone Value Plus REIT II, Inc., a related party REIT also sponsored by the Sponsor. Our investment in the Hotel Joint Venture is classified as Investment in Related Party Joint Venture on the consolidated balance sheet.

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

Index

Results of Operations

For the Three Months Ended March 31, 2025 vs. March 31, 2024

Consolidated

Rental revenues

Our rental revenues are primarily comprised of rental income and tenant recovery income from Gantry Park Landing. Total rental revenues increased by $0.2 million to $2.8 million for the three months ended March 31, 2025 compared to $2.6 million for the same period in 2024. This increase reflects higher rental revenues for Gantry Park Landing primarily resulting from higher average monthly rent per unit during the 2025 period.

Hotel revenues

Our hotel revenues for the Lower East Side Moxy Hotel are comprised of room revenue and food, beverage and other revenue. During the three months ended March 31, 2025 compared to same period in 2024, the Lower East Side Moxy Hotel experienced increases to its percentage of rooms occupied to 87% from 83%, RevPAR to $178.56 from $159.09 and ADR to $206.21 from $191.80.

Total hotel revenues were $9.5 million and $10.0 million for the three months ended March 31, 2025 and 2024, respectively. Room revenue increased by $0.5 million to $4.9 million for the three months ended March 31, 2025 from $4.4 million for the same period in 2024 and food, beverage and other revenue decreased by $0.9 million to $4.7 million for the three months ended March 31, 2025 from $5.6 million for the same period in 2024. The increase in room revenue was attributable to the higher occupancy, RevPAR and ADR during the 2024 period.

Property operating expenses

Our property operating expenses are primarily comprised of expenses to operate Gantry Park Landing and certain holding costs related to our two development projects. Property operating expenses increased by $0.2 million to $0.9 million for the three months ended March 31, 2025 compared to $0.7 million for the same period in 2024.

Hotel operating expenses

Our total hotel operating expenses, consisting of room expenses and food and beverage costs, for the Moxy Lower East Side Hotel were $7.9 million and $8.3 million for three months ended March 31, 2025 and 2024, respectively. Room expenses were $3.8 million and $3.5 million and food and beverage costs were $4.1 million and $4.8 million for the three months ended March 31, 2025 and 2024, respectively. The increase in room expenses of $0.3 million was primarily attributable to higher occupancy for the Lower East Side Hotel during the 2025 period. The decrease in food and beverage costs was attributable to the lower food, beverage and other revenue earned.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $0.8 million for the three months ended March 31, 2025 compared to $0.7 million for the same period in 2024.

Index

General and administrative costs

General and administrative costs increased slightly by $0.1 million to $1.1 million for the three months ended March 31, 2025 compared to $1.0 million for the same period in 2024.

Depreciation and amortization

Depreciation and amortization increased slightly by $0.1 million to $1.8 million for the three months ended March 31, 2025 compared to $1.7 million for the same period in 2024.

Interest and dividend income

Interest and dividend income increased by $0.2 million to $0.7 million for the three months ended March 31, 2025 compared to $0.5 million for the same period in 2024.

Interest expense

Interest expense, including amortization of deferred financing costs, increased slightly by $0.1 million to $6.6 million for the three months ended March 31, 2025 compared to $6.5 million for the same period in 2024. Interest expense is primarily attributable to financings associated with our investments and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during each of the periods. During the three months ended March 31, 2025, the Santa Monica Joint Venture accrued default interest expense of $0.9 million.

Unrealized (loss)/gain on marketable equity securities

During the three months ended March 31, 2025, we recorded an unrealized loss on marketable equity securities of $1.2 million and during the three months ended March 31, 2024, we recorded an unrealized gain on marketable equity securities of $3.1 million.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated entity was $0.9 million during both of the three months ended March 31, 2025 and 2024, respectively. Our loss from investment in unconsolidated affiliated entity is attributable to our unconsolidated 19% joint venture ownership interest in the Columbus Joint Venture.

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

Index

Financial Condition, Liquidity and Capital Resources

Overview:

As of March 31, 2025, we had $26.7 million of cash on hand, $4.9 million of restricted cash and $38.9 million of marketable securities. We also have remaining availability, subject to certain conditions, on our mortgage debt collateralized by the Lower East Side Moxy Hotel. See “Moxy Mortgage Loans” for additional information. Additionally, we have the ability to make draws from a non-revolving line of credit (the “Line of Credit”), subject to certain conditions, and a margin loan (the “Margin Loan”). See “Notes Payable” for additional information. We currently believe that these items along with revenues from our operating properties and interest and dividend income earned on our cash and marketable securities will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures, contributions to our unconsolidated affiliated entity (Columbus Joint Venture), redemptions and cancellations of Common Shares, and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions (including the aforementioned expected sale of our Exterior Street Project), joint venture arrangements, new borrowings and/or refinancing of existing debt.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for so-called “balloon” payments.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2025, taking into consideration the net assets and liabilities of the Exterior Street Project, which were classified as held for sale on the consolidated balance sheets, our total borrowings of $225.9 million represented 119% of net assets.

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

In addition to meeting working capital needs and making distributions to our stockholders, if any, required to maintain our status as a REIT, our capital resources are used to make certain payments to our Advisor and its affiliates, including payments for asset acquisition fees and the reimbursement of acquisition related expense, development fees, construction management fees, leasing commissions, asset management fees, and property management fees (except for our hotel, which is managed by unrelated third party property managers). We also reimburse our Advisor and its affiliates for actual expenses it incurs for certain administrative and other services provided to us. During the first quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management fees. See Note 8 of Notes to Consolidated Financial Statements.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

Index

The following table represents the fees incurred and reimbursement associated with the payments to our Advisor and their affiliates:

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Asset management fees (general and administrative costs)	$489	$504
Property management fees (property operating expenses)	78	77
Development fees and cost reimbursement (1)	50	11
Total	$617	$592

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed. Once construction is substantially completed these amounts are recorded as property operating expenses.

As of March 31, 2025 and December 31, 2024, we owed the Advisor and its affiliated entities $3.7 million and $3.0 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

During the three months ended March 31, 2025 and 2024, no distributions were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(2,174)	$(2,161)
Net cash used in investing activities	(262)	(343)
Net cash (used in)/provided by financing activities	(1,886)	3,890
Change in cash, cash equivalents and restricted cash including those classified within assets held for sale	(4,322)	1,386
Less: decrease in cash, cash equivalents and restricted cash classified within assets held for sale	741	-
Change in cash, cash equivalents and restricted cash	(3,581)	1,386
Cash, cash equivalents and restricted cash, beginning of year	35,119	18,360
Cash, cash equivalents and restricted cash, end of the period	$31,538	$19,746

Operating activities

The net cash used in operating activities of $2.2 million for the three months ended March 31, 2025 consists of the following:

●	cash outflows of $3.5 million from our net loss after adjustment for non-cash items; and

●	cash inflows of $1.3 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities for the three months ended March 31, 2025 primarily related to the purchase of investment property of $0.3 million.

Index

Financing activities

The net cash used in financing activities of $1.9 million for the three months ended March 31, 2025 is related to the following:

●	debt principal payments of $65.3 million;

●	proceeds from mortgage financing of $67.2 million;

●	payment of loan fees and expenses of $1.4 million;

●	redemptions and cancellation of common shares of $1.0 million

●	distributions paid to noncontrolling interests of $1.6 million; and

●	contributions received from noncontrolling interests of $0.1 million.

Gantry Park Loans

On November 19, 2014, the 2nd Street Joint Venture entered into a $74.5 million non-recourse mortgage loan (the “Gantry Park Mortgage Loan”). The Gantry Park Mortgage Loan had a 10-year term with an initial maturity date of November 19, 2024, bore interest at 4.48%, and required monthly interest-only payments for the first three years and monthly principal and interest payments pursuant to a 30-year amortization schedule thereafter. The Gantry Park Mortgage Loan was collateralized by Gantry Park Landing. On November 19, 2024 the maturity date of the Gantry Park Mortgage Loan was extended to January 28, 2025.

On January 28, 2025, the 2nd Street Joint Venture entered into a $67.2 million non-recourse mortgage loan (the “Gantry Park Loan”) collateralized by Gantry Park Landing with a maturity date of February 7, 2030, which bears interest at a fixed rate of 6.30%, requires monthly principal and interest payments pursuant to a 30-year amortization schedule for the first three years and interest-only payments thereafter through its maturity. A substantial portion of the proceeds received at the closing of the Gantry Park Loan were used to repay in full the Gantry Park Mortgage Loan.

Santa Monica Loan

On June 30, 2022, the Santa Monica Joint Venture obtained the Santa Monica Loan, a non-recourse loan of up to $33.1 million which initially bore interest at SOFR + 3.5%. The Santa Monica Loan requires monthly interest-only payments with the outstanding principal balance due at its maturity date and was previously collateralized by a promissory note, which was issued by the Santa Monica Joint Venture. During the first quarter of 2023, the Santa Monica Joint Venture received a $14.0 million principal paydown on the promissory, of which $11.3 million was used to make a principal paydown on the Santa Monica Loan, which reduced its outstanding balance to $21.5 million. The Santa Monica Loan was initially scheduled to mature on December 30, 2023, however, on September 5, 2023, the Santa Monica Joint Venture exercised an option to extend its maturity date to February 29, 2024.

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

On October 15, 2024, the Santa Monica Loan matured and it was not repaid, which constitutes a maturity event of default and therefore, it is due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction, pursuant to the terms of the loan agreement..

Although the lender is currently not charging or being paid interest at the stated default rate, the Santa Monica Joint Venture is accruing default interest expense pursuant to the terms of the loan agreement. Default interest expense of $0.9 million was accrued during the three months ended March 31, 2025 and $0.8 million was accrued during the year ended December 31, 2024. As a result, cumulative accrued default interest expense of $1.7 million and $0.8 million is included accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.  However, the Santa Monica Joint Venture does not expect to pay any of the accrued default interest expense because the Santa Monica Loan is non-recourse to it.

As of both March 31, 2025 and December 31, 2024, the outstanding principal balance of the Santa Monica Loan was $19.5 million.

Index

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

On November 22, 2022, we and the financial institution entered into the second amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.60% and their maturity dates were extended to November 24, 2023. On October 31, 2023, we and the financial institution entered into the third amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.85% and their maturity date was further extended to November 24, 2024. On November 22, 2024, we and the financial institution entered into the fourth amendment to the Exterior Street Loans pursuant to which we made a principal payment of $2.0 million on the Exterior Street Loans, their interest rate was adjusted to SOFR plus 3.00% and their maturity date was further extended to August 22, 2025. As of both March 31, 2025 and December 31, 2024, the outstanding aggregate principal balance of the Exterior Street Loans was $40.0 million (included in liabilities held for sale).

Contractual Mortgage Obligations

The following is a summary of our contractual mortgage obligations outstanding over the next five years and thereafter as of March 31, 2025, excluding the Exterior Street Loans, which are included in liabilities held for sale on the consolidated balance sheet as of that date.

Contractual Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Principal Payments	$20,001	$140,106	$811	$127	$-	$64,860	$225,905
Interest Payments(1)	13,191	17,467	4,177	4,153	4,140	703	43,831
Total Contractual Obligations	$33,192	$157,573	$4,988	$4,280	$4,140	$65,563	$269,736

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate, as applicable as of March 31, 2025 was used.

Certain of our debt agreements require the maintenance of prescribed ratios, including debt service coverage. As of March 31, 2025, we were in compliance with all our financial covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Mortgage Debt Maturities

The Santa Monica Loan (outstanding principal balance of $19.5 million as of March 31, 2025) matured on October 14, 2024 and was not repaid, which constitutes an event of default and therefore, it is due on demand. The Santa Monica Joint Venture currently intends to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction, pursuant to the terms of the loan agreement.

The Exterior Street Loans (outstanding aggregate principal balance of $40.0 million as of March 31, 2025) are scheduled to mature on August 22, 2025. We currently expect to repay the aggregate outstanding balance with net proceeds from the expected sale of the Exterior Street Project on or before the scheduled maturity date.

We have no additional significant maturities of mortgage debt over the next 12 months.

Notes Payable

Margin Loan

We have access to the Margin Loan from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (5.17% as of March 31, 2025) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of both March 31, 2025 and December 31, 2024.

Index

Line of Credit

We have a Line of Credit with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 40% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2026 and bears interest at SOFR plus 1.35% (5.67% as of March 31, 2025). The Line of Credit is collateralized by an aggregate of 200,247 of Marco OP Units. As of March 31, 2025, the amount of borrowings available to be drawn under the Line of Credit was $13.3 million. No amounts were outstanding under the Line of Credit as of both March 31, 2025 and December 31, 2024.

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

For the three months ended March 31, 2025, the Company repurchased 80,929 Common Shares at a weighted average price per share of $11.73. For the three months ended March 31, 2024, the Company repurchased 81,895 Common Shares at a weighted average price per share of $12.19.

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

Index

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

Index

The below table illustrates the items deducted in the calculation of FFO and MFFO. Items are presented net of non-controlling interest portions where applicable.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net loss	$(8,116)	$(4,186)
FFO adjustments:
Depreciation and amortization	1,768	1,737
Adjustments to equity earnings from unconsolidated affiliated entity	635	587
Income tax on redemptions of preferred investments in related parties	-	745
FFO	(5,713)	(1,117)
MFFO adjustments:
Noncash adjustments:
Mark to market adjustments (1)	1,240	(3,079)
Loss on sale of marketable securities (2)	58	-

MFFO	(4,415)	(4,196)
Straight-line rent (3)	7	10
MFFO - IPA recommended format	$(4,408)	$(4,186)

Net loss	$(8,116)	$(4,186)
Less: loss attributable to noncontrolling interests	570	55
Net loss applicable to Company’s common shares	$(7,546)	$(4,131)
Net loss per common share, basic and diluted	$(0.36)	$(0.19)

FFO	$(5,713)	$(1,117)
Less: FFO attributable to noncontrolling
interests	359	(171)
FFO attributable to Company’s common shares	$(5,354)	$(1,288)
FFO per common share, basic and diluted	$(0.25)	$(0.06)

MFFO - IPA recommended format	$(4,408)	$(4,186)
Less: MFFO attributable to noncontrolling interests	326	15
MFFO attributable to Company’s common shares	$(4,082)	$(4,171)

Weighted average number of common shares outstanding, basic and diluted	21,199	21,522

Notes:

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(3)	Under GAAP, rental receipts are recognized on a straight-line basis through the expiration of the non-cancelable term of the lease. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Index

The table below presents our cumulative distributions paid and cumulative FFO attributable to our common shares:

From inception through
March 31, 2025

FFO attributable to Company’s common shares	$247,212
Distributions paid	$292,086

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

Index

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

Index

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	Inline XBRL (Inline eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 14, 2025, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: May 14, 2025	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)