Form 10-Q
period 2025-06-30
Lightstone Value Plus REIT I, Inc.
filed 2025-08-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, there were approximately 21.0 million outstanding shares of common stock of Lightstone Value Plus REIT I, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	As of June 30, 2025	As of December 31, 2024
	(unaudited)
Assets

Investment property:
Land and improvements	$91,178	$91,177
Building and improvements	173,498	173,283
Furniture and fixtures	18,110	17,861
Construction in progress	146	133
Gross investment property	282,932	282,454
Less: accumulated depreciation	(33,170)	(29,631)
Net investment property	249,762	252,823
Development project	-	19,000
Investment in related party joint venture	415	430
Investment in unconsolidated affiliated entity	12,986	14,778
Cash and cash equivalents	27,941	27,819
Marketable securities	36,306	40,180
Restricted cash	4,411	7,300
Other assets	5,083	4,555
Assets held for sale	79,472	80,592

Total Assets	$416,376	$447,477

Liabilities and Stockholders' Equity
Mortgages payable, net	$203,385	$221,252
Accounts payable, accrued expenses and other liabilities	14,199	15,718
Liabilities associated with assets held for sale	43,713	42,188

Total Liabilities	261,297	279,158

Commitments and contingencies

Stockholders' equity:
Company's Stockholders' Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 21.1 million and 21.3 million shares issued and outstanding, respectively	210	212
Additional paid-in-capital	155,357	157,178
Accumulated other comprehensive income	19	-
Accumulated (deficit)/surplus	(634)	9,449

Total Company's stockholders' equity	154,952	166,839
	-	-
Noncontrolling interests	127	1,480

Total Stockholders' Equity	155,079	168,319

Total Liabilities and Stockholders' Equity	$416,376	$447,477

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues:
Rental revenues	$2,904	$2,707	$5,736	$5,323
Hotel revenues	14,375	14,341	23,911	24,360

Total revenues	17,279	17,048	29,647	29,683

Expenses:
Property operating expenses	685	766	1,581	1,460
Hotel operating expenses	8,937	9,501	16,795	17,796
Real estate taxes	822	689	1,648	1,378
General and administrative costs	972	969	2,044	1,968
Depreciation and amortization	1,777	1,768	3,545	3,505

Total expenses	13,193	13,693	25,613	26,107

Interest and dividend income	686	576	1,355	1,098
Interest expense	(6,547)	(6,352)	(13,129)	(12,832)
Gain on debt extingishemnt	1,929	-	1,929	-
Gain on disposition of real estate	-	10,852	-	10,852
Unrealized (loss)/gain on marketable equity securities	(1,055)	(1,030)	(2,293)	2,063
Loss from investment in unconsolidated affiliated real estate entity	(920)	(902)	(1,810)	(1,773)
Other expense, net	(77)	(21)	(100)	(692)

Net (loss)/income	(1,898)	6,478	(10,014)	2,292

Less: net income attributable to noncontrolling interests	(639)	(104)	(69)	(49)

Net (loss)/income attributable to Company's common shares	$(2,537)	$6,374	$(10,083)	$2,243

Net (loss)/income per Company's common share, basic and diluted	$(0.12)	$0.30	$(0.48)	$0.10

Weighted average number of common shares outstanding, basic and diluted	21,116	21,433	21,157	21,477

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss)/income	$(1,898)	$6,478	$(10,014)	$2,292

Other comprehensive income:
Holding gain on available for sale debt securities	24	-	19	-

Other comprehensive income:	24	-	19	-

Comprehensive (loss)/income	(1,874)	6,478	(9,995)	2,292

Less: Comprehensive income attributable to noncontrolling interests	(639)	(104)	(69)	(49)

Comprehensive (loss)/income attributable to the Company's common shares	$(2,513)	$6,374	$(10,064)	$2,243

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Surplus	Interests	Equity
BALANCE, March 31, 2024	21,499	$214	$160,177	$21,323	$12,231	$193,945
Net income	-	-	-	6,374	104	6,478
Distributions paid to noncontrolling interests	-	-	-	-	(18)	(18)
Redemption and cancellation of common shares	(81)	(1)	(949)	-	-	(950)
BALANCE, June 30, 2024	21,418	$213	$159,228	$27,697	$12,317	$199,455

	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Surplus	Interests	Equity
BALANCE, December 31, 2023	21,581	$215	$161,174	$25,454	$11,558	$198,401
Net income	-	-	-	2,243	49	2,292
Distributions paid to noncontrolling interests	-	-	-	-	(35)	(35)
Contributions received from noncontrolling interests	-	-	-	-	745	745
Redemption and cancellation of common shares	(163)	(2)	(1,946)	-	-	(1,948)
BALANCE, June 30, 2024	21,418	$213	$159,228	$27,697	$12,317	$199,455

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, March 31, 2025	21,176	$211	$156,230	$(5)	$1,903	$(558)	$157,781
Net loss	-	-	-	-	(2,537)	639	(1,898)
Other comprehensive income	-	-	-	24	-	-	24
Distributions paid to noncontrolling interests	-	-	-	-	-	(192)	(192)
Contributions received from noncontrolling interests	-	-	-	-	-	238	238
Redemption and cancellation of common shares	(80)	(1)	(873)	-	-	-	(874)
BALANCE, June 30, 2025	21,096	$210	$155,357	$19	$(634)	$127	$155,079

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2024	21,257	$212	$157,178	$-	$9,449	$1,480	$168,319
Net loss	-	-	-	-	(10,083)	69	(10,014)
Other comprehensive income	-	-	-	19	-	-	19
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,775)	(1,775)
Contributions received from noncontrolling interests	-	-	-	-	-	353	353
Redemption and cancellation of common shares	(161)	(2)	(1,821)	-	-	-	(1,823)
BALANCE, June 30, 2025	21,096	$210	$155,357	$19	$(634)	$127	$155,079

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(10,014)	$2,292
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	3,545	3,505
Gain on disposition of real estate	-	(10,852)
Gain on debt extinguishment	(1,929)	-
Loss from investment in unconsolidated affiliated real estate entity	1,810	1,773
Unrealized loss/(gain) on marketable equity securities	2,293	(2,063)
Amortization of deferred financing costs	1,308	1,329
Other non-cash adjustments	117	32
Changes in assets and liabilities:
Increase in other assets	(609)	(542)
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	173	(180)

Net cash used in operating activities	(3,306)	(4,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(479)	(1,128)
Purchase of marketable securities	(1,008)	(187)
Proceeds from sale of marketable securities	2,500	187
Proceeds from disposition of real estate	-	14,780
Extension fees received in connection with disposition of real estate	1,300	-
Investment in related party joint venture	(7)	(9)
Distributions from related party joint venture	22	35
Investment in unconsolidated affiliated real estate entity	(18)	(10)

Net cash provided by investing activities	2,310	13,668

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	67,478	2,630
Mortgage principal payments	(65,439)	(748)
Proceeds from notes payable	-	3,000
Payment of financing fees and expenses	(1,718)	(120)
Redemption and cancellation of common shares	(1,823)	(1,948)
Contributions received from noncontrolling interests	353	745
Distributions paid to noncontrolling interests	(1,775)	(35)

Net cash (used in)/provided by financing activities	(2,924)	3,524

Change in cash, cash equivalents and restricted cash including those classified within assets held for sale	(3,920)	12,486
Less: decrease in cash, cash equivalents and restricted cash classified within assets held for sale	1,153	-

Change in cash, cash equivalents and restricted cash	(2,767)	12,486
Cash, cash equivalents and restricted cash, beginning of year	35,119	18,360
Cash, cash equivalents and restricted cash, end of period	$32,352	$30,846

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash for the periods presented:
Cash and cash equivalents	$27,941	$23,037
Restricted cash	4,411	7,809
Total cash, cash equivalents and restricted cash	$32,352	$30,846

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

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of June 30, 2025, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

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

As of June 30, 2025, the Company (i) has ownership interests in and consolidates two operating properties and one development project and (ii) has ownership interests through two unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Portfolio”) located in the Columbus, Ohio metropolitan area and a portfolio of five limited-service hotel properties (the “Hotel JV Portfolio”).

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

With respect to its consolidated development project, the Company wholly owned three land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, which it acquired for the development of a mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”). On July 18, 2025, the Company disposed of the Exterior Street Project. See Notes 3 and 6 for additional information.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during 2008 and 2009 and remain outstanding as of June 30, 2025.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include the joint venture ownership interests held by either the Sponsor or its affiliates in (i) Pro-DFJV Holdings LLC (“PRO”) through its liquidation on December 26, 2024, (ii) the 2nd Street Joint Venture and (iii) the LSC 1543 7th LLC (the “Santa Monica Joint Venture”). PRO’s holdings principally consisted of common units (“Simon OP Units”) of Simon Property Group, L.P., the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. The 2nd Street Joint Venture owns Gantry Park Landing and the Santa Monica Joint Venture previously owned certain land parcels located in Santa Monica, California, on which a multifamily residential project (the “Santa Monica Project”) had been proposed. The Santa Monica Joint Venture disposed of its ownership interest in the Santa Monic Project on June 18, 2025 (see Notes 3 and 6 for additional information).

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT I and its Operating Partnership and its subsidiaries (over which Lightstone REIT I exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on applicable accounting principles generally accepted in the U.S. (“GAAP”), and if deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest but has significant influence, the Company accounts for the investment using the equity method of accounting.

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

The consolidated balance sheet as of December 31, 2024 included herein has been derived from the consolidated balance sheet included in the Company's 2024 Form 10-K.

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

The Company’s income tax benefits and expense are included in other expense, net on its consolidated statements of operations. During the three and six months ended June 30, 2025, the Company recorded income tax expense of $21 and $19, respectively. During the three and six months ended June 30, 2024, the Company recorded income tax expense of $0.1 million and $0.9 million, respectively.

As of June 30, 2025 and December 31, 2024, the Company had no material uncertain income tax positions.

Revenues

The following table represents the total hotel revenues from the operations of the Lower East Side Moxy Hotel on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Hotel revenues
Room revenue	$8,472	$7,789	$13,341	$12,176
Food, beverage and other revenue	5,903	6,552	10,570	12,184
Total hotel revenues	$14,375	$14,341	$23,911	$24,360

Concentration of Risk

As of June 30, 2025 and December 31, 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

Segment Disclosure

The Company’s operations are reported within one reportable segment and constitutes all of the consolidated entities which are reported in the consolidated financial statements. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on consolidated net income/(loss) which is reported on the consolidated statements of operations. Additionally, the measure of segment assets is reported on the consolidated balance sheets as total assets. The revenues, expenses, and net income/(loss) for the reportable segment are the same as those presented on the consolidated statements of operations. Significant expense categories, including property and hotel operating expenses, real estate taxes, general and administrative costs, depreciation and amortization and interest expense, are included on the Company’s consolidated statements of operations.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Supplemental Cash Flow Information

	For the Six Months Ended June 30,
	2025	2024

Cash paid for interest	$10,453	$11,474
Non-cash transfer of ownership of development project	$19,033	$-
Non-cash extinguishment of notes payable and other liabilities	$(21,344)	$-

3. Development Projects and Held for Sale

Exterior Street Project

In February 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, the Company subsequently acquired an additional adjacent parcel of land at cost from an affiliate of its Advisor for $1.0 million in order to achieve certain zoning compliance. The Company acquired these three land parcels for the proposed development of the Exterior Street Project, a wholly owned, proposed mixed-use multifamily residential and commercial retail project.

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

During the fourth quarter of 2024, the Company entered into a purchase and sale agreement (the “Exterior Street Project Agreement”) with 355 Exterior Development Holdings LLC and 399 Exterior Development Holdings LLC (collectively the “Exterior Street Project Buyers”), unaffiliated third parties,  pursuant to which it would sell the Exterior Street Project, subject to certain conditions, at a contractual sales price of $84.0 million. Pursuant to the terms of the Exterior Street Project Agreement, the Company received a deposit of $2.5 million during the fourth quarter of 2024. This deposit was included in liabilities associated with assets held for sale on the consolidated balance sheets as of both June 30, 2025 and December 31, 2024.

During the second quarter of 2025, the Company received additional payments totaling $1.3 million from the Exterior Street Buyers. The additional payments, of which $1.1 million was not applied to the purchase price, provided the Exterior Street Buyers with the option to further extend the outside closing date of the transaction. The additional payments were included in liabilities associated with assets held for sale on the consolidated balance sheet as of June 30, 2025.

Subsequently on July 18, 2025, the Company completed the disposition of the Exterior Street Project to the Exterior Street Buyers pursuant to the terms of the Exterior Street Project Agreement. In connection with the disposition of the Exterior Street Project, the Company repaid in full the existing aggregate outstanding mortgage indebtedness of $40.0 million, which was secured by the Exterior Street Project. The Company’s total net proceeds related to the disposition of the Exterior Street Project were $36.5 million (including the deposit of $2.5 million previously received during the fourth quarter of 2024 and the additional payments of $1.3 million previously received during the second quarter of 2025), after the repayment of outstanding mortgage indebtedness and related transaction costs.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Exterior Street Project met the criteria to be classified as held for sale beginning in the fourth quarter of 2024 and therefore, it and its other assets as well as the associated liabilities were classified as held for sale on the consolidated balance sheets as of both June 30, 2025 and December 31, 2024.

See Note 6 for additional information.

The following summary presents the major components of the Exterior Street Project’s assets held for sale and the liabilities associated with assets held for sale in the consolidated balance sheets as of the dates indicated:

	As of June 30, 2025	As of December 31, 2024

Development project	$78,800	$78,800
Other assets	672	1,792

Total assets held for sale	$79,472	$80,592

Mortgages payable, net	$39,692	$39,322
Other liabilities	4,023	2,866

Total liabilities asscociated with assets held for sale	$43,715	$42,188

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

Impairment Charge

Subsequent to obtaining ownership of the Santa Monica Project, the Santa Monica Joint Venture continued certain pre-development activities, which had already been started by the former owner. However, during the third quarter of 2024, the Santa Monica Joint Venture decided it would no longer pursue the development of the Santa Monica Project, but rather pursue various other strategies with respect to it, including a potential sale or the transfer of ownership to the lender, which had provided a non-recourse mortgage loan (the “Santa Monica Loan”), collateralized by the Santa Monica Project.  As a result of this change in strategy, the Santa Monica Joint Venture determined its carrying value of the Santa Monica Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $17.7 million (which was included in impairment charges on the Company’s consolidated statement of operations) during the third quarter of 2024 to reduce the carrying value of the Santa Monica Project to its then estimated fair value of $19.0 million. In estimating the fair value of the Santa Monica Project, the Santa Monica Joint Venture used the fair value provided by an independent, third-party commercial real estate advisory and services firm.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On October 15, 2024 the Santa Monica Loan matured and it was not repaid, which constituted an event of default and therefore, the loan became due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction, pursuant to the terms of the loan agreement. Subsequently, on June 18, 2025, the Santa Monica Joint Venture completed the transfer of its ownership of the Santa Monica Project to the lender via a deed-in-lieu of foreclosure transaction.

The aggregate carrying value of the assets transferred and the liabilities extinguished in connection with the transfer of ownership of the Santa Monica Project to the lender were approximately $19.0 million and $21.3 million, respectively. Additionally, in connection with the transfer of ownership of the Santa Monica Project, the Santa Monica Joint Venture incurred $0.4 million of closing costs. As a result of the transfer of ownership of the Santa Monica Project to the lender and the extinguishment of certain of its liabilities, consisting of the Santa Monica Loan of $19.5 million plus its accrued but unpaid interest of $1.8 million, the Santa Monica Joint Venture recognized a gain on debt extinguishment of $1.9 million during the second quarter of 2025.

As of December 31, 2024, the carrying value of the Santa Monica Project was $19.0 million, which was included in development project on the consolidated balance sheet.

See Note 6 for additional information.

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

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing costs, was $92.3 million and the Company paid $17.5 million representing its 19.0% pro rata share. In connection with the acquisition, the Company also paid the Advisor a separate acquisition fee of $2.4 million, equal to 2.75% of the Company’s pro-rata share of the contractual purchase price which is reflected in the carrying value of the Company’s investment in unconsolidated affiliated entity on the consolidated balance sheets. During the six months ended June 30, 2025 and 2024, the Company made $18 and $10 respectively, of additional capital contributions to the Columbus Joint Venture.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Additionally, in connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained an aggregate of $90.0 million in financing through two preferred investments (the “Columbus Preferred Investments”) from unrelated third parties. The first preferred investment of $38.6 million is collateralized by the Columbus Portfolio I Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal and has a mandatory redemption date of December 1, 2032. The second preferred investment of $51.4 million is collateralized by the Columbus Portfolio II Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal, and has a mandatory redemption date of December 1, 2027. As of June 30, 2025, the aggregate unpaid interest included in the outstanding balance of the Columbus Preferred Investments was $14.4 million. Furthermore, the Columbus Preferred Investments are subordinate to the nine senior mortgage loans.

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

Columbus Joint Venture Financial Information

The following table represents the condensed statements of operations for the Columbus Joint Venture:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues	$11,536	$11,013	$22,880	$21,630

Property operating expenses	5,770	5,262	11,296	10,263
General and administrative expense	66	74	207	179
Depreciation and amortization	3,301	3,091	6,566	6,103

Operating income	2,399	2,586	4,811	5,085

Interest expense and other, net	(7,160)	(7,254)	(14,181)	(14,260)

Net loss	$(4,761)	$(4,668)	$(9,370)	$(9,175)

Company's share of net loss (19.0%)	$(905)	$(887)	$(1,781)	$(1,744)
Additional depreciation and amortization expense (1)	(15)	(15)	(29)	(29)
Company’s loss from investment	$(920)	$(902)	$(1,810)	$(1,773)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Columbus Joint Venture and the amount of the underlying equity in net assets of the Columbus Joint Venture.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed balance sheets for the Columbus Joint Venture:

	As of	As of
	June 30, 2025	December 31, 2024

Investment property, net	$444,823	$447,743
Cash and restricted cash	18,518	25,664
Other assets	1,335	783

Total assets	$464,676	$474,190

Mortgages and loans payable, net	$398,375	$395,702
Other liabilities	9,788	12,676
Members' equity	56,513	65,812

Total liabilities and members' equity	$464,676	$474,190

5. Marketable Securities, Derivative Financial Instruments, Fair Value Measurements and Notes Payable

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of June 30, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$2,989	$160	$(62)	$3,087
Simon OP Units	18,336	13,856	-	32,192
	21,325	14,016	(62)	35,279
Debt securities:
Corporate Bonds	1,008	19	-	1,027

Total	$22,333	$14,035	$(62)	$36,306

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$5,598	$271	$(173)	$5,696
Simon OP Units	18,336	16,148	-	34,484
Total	$23,934	$16,419	$(173)	$40,180

As of both June 30, 2025 and December 31, 2024, the Company held 200,247 Simon OP Units. Subject to various conditions, the Simon OP Units may be exchanged for cash or a similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Simon OP Units are valued based on the closing price of Simon Stock, which was $160.76 per share and $151.80 per share as of June 30, 2025 and 2024, respectively. Additionally, the closing price of Simon Stock was $172.21 per share as of December 31, 2024.

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

As of both June 30, 2025 and December 31, 2024, the Company had two interest rate cap contracts with notional amounts of $31.3 million and $110.0 million pursuant to which SOFR is capped at 5.50%. See Note 6.

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

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of June 30, 2025	Level 1	Level 2	Level 3	Total

Marketable Securities:
Common and Preferred Equity Securities	$1,558	$1,530	$-	$3,088
Simon OP Units	-	32,192	-	32,192
Corporate Bonds	-	1,026	-	1,026
Total	$1,558	$34,748	$-	$36,306

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$-	$-	$-

	Fair Value Measurement Using
As of December 31, 2024	Level 1	Level 2	Level 3	Total

Marketable Securities:
Common and Preferred Equity Securities	$1,669	$4,027	$-	$5,696
Simon OP Units	-	34,484	-	34,484
Total	$1,669	$38,511	$-	$40,180

Derivative Financial Instruments:
Interest Rate Cap Contracts	$-	$2	$-	$2

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

As of June 30, 2025, the Company has not recognized an allowance for expected credit losses related to debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in debt securities was primarily caused by changes in interest rates. The Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the estimated fair value of our investments in debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of
June 30, 2025
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 years through 10 years	-
Due after 10 years	1,026
Total	$1,026

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

The carrying amounts and estimated fair values of the Company’s mortgage debt (amounts in millions) are summarized as follows:

	As of June, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$206.6	$206.7	$224.0	$223.8
Mortgages payable, included in liabilities held for sale	$40.0	$40.0	$40.0	$40.0

The fair values of the outstanding principal of the mortgages payable were determined by discounting the future contractual interest and principal payments by estimated current market interest rates. The aggregate outstanding principal of two mortgage loans (the “Exterior Street Loans”) attributable to the Exterior Street Project were included in liabilities associated with assets held for sale on the consolidated balance sheets as of June 30, 2025 and December 31, 2024 (see Note 6) and as of those dates, their aggregate estimated fair values approximates their aggregate outstanding principal because they bore interest at a floating rate.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (5.17% as of June 30, 2025) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of both June 30, 2025 and December 31, 2024.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 40% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2026 and bears interest at SOFR plus 1.35% (5.67% as of June 30, 2025). The Line of Credit is collateralized by an aggregate of 200,247 of Simon OP Units. As of June 30, 2025, the amount of borrowings available to be drawn under the Line of Credit was $12.9 million. No amounts were outstanding under the Line of Credit as of both June 30, 2025 and December 31, 2024.

6. Mortgages Payable, Net

Mortgages payable, net consists of the following:

	Interest Rate	Weighted Average Interest Rate for the Six Months Ended June 30, 2025	Maturity Date	Amount Due at Maturity	As of June 30, 2025	As of December 31, 2024

Gantry Park Loan	6.30%	6.30%	February 2030	$64,860	$66,915	$-

Gantry Park Mortgage Loan	(Repaid in full)				-	65,184

Moxy Senior Loan	SOFR + 4.00% (floor of 7.50%)	8.32%	December 2026	108,711	108,711	108,471

Moxy Junior Loan	SOFR + 8.75% (floor of 12.25%)	13.07%	December 2026	30,943	30,943	30,875

Santa Monica Loan	(Extinguished via a deed-in-lieu of foreclosure transaction)			-	-	19,476

Total mortgages payable		8.38%		$204,514	206,569	224,006

Less: Deferred financing costs					(3,184)	(2,754)

Total mortgages payable, net					$203,385	$221,252

One-month SOFR as of June 30, 2025 and December 31, 2024 was 4.32% and 4.33%, respectively. The Company’s loans are secured by the indicated real estate/investment and are non-recourse to the Company, unless otherwise indicated.

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

Moxy Mortgage Loans

On November 29, 2023, the Company entered into a mortgage loan facility (the “Moxy Senior Loan”) with an unrelated third party providing for up to $110.0 million. At closing, $106.1 million of proceeds were advanced under the Moxy Senior Loan and the remaining availability of $3.9 million could only be drawn to cover operating losses, subject to various conditions. The Moxy Senior Loan bears interest at SOFR plus 4.00%, subject to a 7.50% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of June 30, 2025, the outstanding principal balance of the Moxy Senior Loan was $108.7 million and its remaining availability was $1.3 million and as of December 31, 2024, the outstanding principal balance of the Moxy Senior Loan was $108.5 million and its remaining availability was $1.5 million.

Simultaneously on November 29, 2023, the Company also entered into a mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with an unrelated third party providing for up to $31.3 million. At closing, $30.2 million of proceeds were advanced under the Moxy Junior Loan and the remaining availability of $1.1 million could only be drawn for operating losses, subject to various conditions. The Moxy Junior Loan bears interest at SOFR plus 8.75%, subject to a 12.25% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of both June 30, 2025 and December 31, 2024, the outstanding principal balance of the Moxy Junior Loan and remaining availability were $30.9 million and $0.4 million, respectively.

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

Pursuant to the terms of the Moxy Mortgage Loans, the Company is required to enter into two interest rate cap contracts with an aggregate notional amount of $141.3 million (equal to the total maximum amounts available under the Moxy Senior Loan and the Moxy Junior Loan) for as long as the Moxy Mortgage Loans remain outstanding. On November 29, 2023, the Company entered into two interest rate cap agreements with notional amounts of $110.0 million and $31.3 million ($141.3 million in the aggregate) pursuant to which the SOFR rate is capped at 5.50% through June 1, 2025 and December 1, 2024 for the Moxy Senior Loan and the Moxy Junior Loan, respectively. On May 30, 2025, the Company restructured the interest rate cap agreement for the Moxy Senior Loan with a notional amount of $110.0 million pursuant to which the SOFR rate is capped at 5.50% to extend its maturity date through June 1, 2026. On November 22, 2024, the Company restructured the interest rate cap agreement for the Moxy Junior Loan with a notional amount of $31.3 million pursuant to which the SOFR rate is capped at 5.50% to extend its maturity date through December 1, 2025.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Exterior Street Loans

On March 29, 2019, the Company obtained a $35.0 million loan (the “Exterior Street Loan”) from a financial institution which, commencing on October 10, 2020, bore interest at LIBOR plus 2.25% through November 24, 2022. On December 21, 2021, the loan agreement was amended to provide an additional $7.0 million loan (the “Exterior Street Supplemental Loan) which bore interest at LIBOR plus 2.50% through November 24, 2022. The Exterior Street Loan and the Exterior Street Supplemental Loan are collectively referred to as the Exterior Street Loans. The Exterior Street Loans required monthly interest-only payments with the outstanding principal balances due in full at their maturity date. The Exterior Street Loans were collateralized by the Exterior Street Project.

On November 22, 2022, the Company and the financial institution entered into the first amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.60% and their maturity dates were extended to November 24, 2023. On October 31, 2023, the Company and the financial institution entered into the second amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR plus 2.85% and their maturity dates were extended to November 24, 2024. On November 22, 2024, the Company and the financial institution entered into the fourth amendment to the Exterior Street Loans pursuant to which the Company made a principal payment of $2.0 million on the Exterior Street Loans, their interest rates were adjusted to SOFR plus 3.00% and their maturity dates were further extended to August 22, 2025.

During the fourth quarter of 2024, the Company entered into the Exterior Street Project Agreement providing for the sale of the Exterior Street Project to the Exterior Street Buyers. Additionally, during the fourth quarter of 2024, the Exterior Street Project met the criteria to be classified as held for sale and therefore, it and its other assets as well as its associated liabilities (including the Exterior Street Loans) were classified as held for sale on the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

On July 18, 2025, the Company completed the disposition of the Exterior Street Project pursuant to the terms of the Exterior Street Project Agreement. In connection with the disposition of the Exterior Street Project, the Company repaid in full the existing outstanding mortgage indebtedness of $40.0 million secured by the Exterior Street Project.  See Note 3 for additional information.

Santa Monica Loan

On June 30, 2022, the Santa Monica Joint Venture obtained the Santa Monica Loan, a non-recourse loan of up to $33.1 million which initially bore interest at SOFR + 3.5%. The Santa Monica Loan required monthly interest-only payments with the outstanding principal balance due at its maturity date and was previously collateralized by a promissory note, which was issued by the Santa Monica Joint Venture. During the first quarter of 2023, the Santa Monica Joint Venture received a $14.0 million principal paydown on the promissory note, of which it used $11.3 million to make a principal paydown on the Santa Monica Loan, which reduced its outstanding balance to $21.5 million. The Santa Monica Loan was initially scheduled to mature on December 30, 2023, however, on September 5, 2023, the Santa Monica Joint Venture exercised an option to extend its maturity date to February 29, 2024.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On October 15, 2024, the Santa Monica Loan matured and it was not repaid, which constituted an event of default and therefore, it was due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction, pursuant to the terms of the loan agreement.

Although the lender did not formally charge the Santa Monica Joint Venture interest on the Santa Monica Loan at its default rate of 18%, effective October 15, 2024 the Santa Monica Joint Venture commenced accruing interest expense at the default rate pursuant to the terms of the loan agreement.

On June 18, 2025, the Santa Monica Joint Venture completed the transfer of the ownership of Santa Monica Project to the lender via a deed-in-lieu of foreclosure transaction. Upon consummation of the transfer of ownership of the Santa Monica Project, the lender assumed the significant risks and rewards of ownership and took legal title and physical possession of the Santa Monica Project and assumed all related liabilities, including the Santa Monica Loan of $19.5 million and its accrued and unpaid interest of $1.8 million, and released the Santa Monica Joint Venture of any claims against the liabilities assumed. See Note 3 for additional information.

As of December 31, 2024, the outstanding principal balance of the Santa Monica Loan was $19.5 million and its accrued  but unpaid interest expense was $0.8 million, which was included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of June 30, 2025, excluding the Exterior Street Loans, which are included in liabilities held for sale on the consolidated balance sheet as of that date:

	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$357	$140,414	$811	$127	$-	$64,860	$206,569

Less: Deferred financing costs							(3,184)

Total principal maturities, net							$203,385

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of June 30, 2025, the Company was in compliance with all of its financial debt covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

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

For the six months ended June 30, 2025, the Company repurchased 160,641 Common Shares at a weighted average price per share of $11.35. For the six months ended June 30, 2024, the Company repurchased 162,824 Common Shares at a weighted average price per share of $11.96.

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

During the first quarter of 2024, the Advisor agreed to allow the Company to temporarily defer the payment of asset management fees. As of June 30, 2025 and December 31, 2024, the Company owed the Advisor and its affiliated entities $3.7 million and $3.0 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the fees incurred associated with the services provided by the Company’s Advisor and its affiliates:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Asset management fees (general and administrative costs)	$485	$505	$975	$1,010
Property management fees (property operating expenses)	81	78	158	155
Development fees and cost reimbursement (1)	42	9	91	21
Total	$608	$592	$1,224	$1,186

(1)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed. Once construction is substantially completed these amounts are recorded as property operating expenses.

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

No distributions were declared and paid on the SLP Units during the six months ended June 30, 2025.

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

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of our current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of June 30, 2025, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

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

As of June 30, 2025, we (i) have ownership interests in and consolidate two operating properties and one development project and (ii) have ownership interests through two unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Portfolio”) located in the Columbus, Ohio metropolitan area and a portfolio of five limited-service hotel properties (the “Hotel JV Portfolio”).

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

With respect to our consolidated development project, we wholly owned three land parcels located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City, which we acquired for the development of a mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”). On July 18, 2025, we disposed of the Exterior Street Project. See Notes 3 and 6 of the Notes to Consolidated Financial Statements for additional information.

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

Concentration of Credit Risk

As of June 30, 2025 and December 31, 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

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

Owned and Consolidated Real Estate Properties:

As of June 30, 2025, we (i) have ownership interests in and consolidate two operating properties (Lower East Side Moxy Hotel and Gantry Park Landing) and one development project (Exterior Street Project) and (ii) have ownership interests through two unconsolidated joint ventures (Columbus Joint Venture and Hotel Joint Venture) in the Columbus Portfolio, a portfolio consisting of nine multifamily residential properties, and the Hotel JV Portfolio, a portfolio consisting of five limited-service hotel properties.

Consolidated Properties

Lower East Side Moxy Hotel

We wholly own the Lower East Side Moxy Hotel, a 303-room Marriott branded hotel located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022. The following table contains certain information for the Lower East Side Moxy Hotel for the date indicated.

			Year to Date	Percentage Occupied for the Six Months Ended	RevPAR for the Six Months Ended	ADR for the Six Months Ended
	Location	Year Built	Available Rooms	June 30, 2025	June 30, 2025	June 30, 2025

Lower East Side Moxy Hotel	Bowery, New York	2022	55,146	90%	$241.92	$270.03

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

	Location	Year Built	Leasable Units	Percentage Occupied as of June 30, 2025	Annualized Revenues based on Rents at June 30, 2025	Annualized Revenues per unit at June 30, 2025

Gantry Park Landing	Queens, New York	2013	199	98%	$10.6 million	$54,326

Annualized revenue is defined as the minimum monthly payments due as of June 30, 2025 annualized.

Development Projects

Exterior Street Project

In February 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City from unaffiliated third parties for an aggregate purchase price of $59.0 million, excluding closing and other acquisition related costs. In September 2021, we subsequently acquired an additional adjacent parcel of land at cost from an affiliate of our Advisor for $1.0 million in order to achieve certain zoning compliance. We acquired these three land parcels for the proposed development of the Exterior Street Project, a wholly owned, proposed mixed-use multifamily residential and commercial retail project.

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

During the fourth quarter of 2024, we entered into a purchase and sale agreement (the “Exterior Street Project Agreement”) with 355 Exterior Development Holdings LLC and 399 Exterior Development Holdings LLC (collectively, the “Exterior Street Buyers”), unaffiliated third parties, pursuant to which we would sell the Exterior Street Project, subject to certain conditions, at a contractual sales price of $84.0 million. Pursuant to the terms of the Exterior Street Project Agreement, we received a deposit of $2.5 million during the fourth quarter of 2024. This deposit was included in liabilities associated with assets held for sale on the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

During the second quarter of 2025, we received additional payments totaling $1.3 million from the Exterior Street Buyers. The additional payments, of which $1.1 million was not applied to the purchase price, provided the Exterior Street Buyers with the option to further extend the outside closing date of the transaction. The additional payments were included in liabilities associated with assets held for sale on the consolidated balance sheet as of June 30, 2025.

Subsequently on July 18, 2025, we completed the disposition of the Exterior Street Project to the Exterior Street Buyers pursuant to the terms of the Exterior Street Project Agreement. In connection with the disposition of the Exterior Street Project, we repaid in full the aggregate existing outstanding mortgage indebtedness of $40.0 million, which was secured by the Exterior Street Project. Our net proceeds related to the disposition of the Exterior Street Project were $36.5 million (including the deposit of $2.5 million previously received during the fourth quarter of 2024 and the additional payments of $1.3 million previously received during the second quarter of 2025), after the repayment of outstanding mortgage indebtedness and related transaction costs.

The Exterior Street Project met the criteria to be classified as held for sale beginning in the fourth quarter of 2024 and therefore, it and its other assets as well as the associated liabilities were classified as held for sale on the consolidated balance sheets as of both June 30, 2025 and December 31, 2024.

See Notes 3 and 6 of the Notes to the Consolidated Financial Statements for additional information.

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

Impairment Charge

Subsequent to obtaining ownership of the Santa Monica Project, the Santa Monica Joint Venture continued certain pre-development activities, which had already been started by the former owner. However, during the third quarter of 2024, the Santa Monica Joint Venture decided it would no longer pursue the development of the Santa Monica Project, but rather pursue various other strategies with respect to it, including a potential sale or the transfer of ownership to the lender, which had provided a non-recourse mortgage loan (the “Santa Monica Loan”), collateralized by the Santa Monica Project. As a result of this change in strategy, the Santa Monica Joint Venture determined its carrying value of the Santa Monica Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $17.7 million (which was included in impairment charges on our consolidated statement of operations) during the third quarter of 2024, to reduce the carrying value of the Santa Monica Project to its then estimated fair value of $19.0 million. In estimating the fair value of the Santa Monica Project, the Santa Monica Joint Venture used the value provided by an independent, third-party commercial real estate advisory and services firm.

On October 15, 2024 the Santa Monica Loan matured and it was not repaid, which constitutes an event of default and therefore, the loan became due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction, pursuant to the terms of the loan agreement. Subsequently on June 18, 2025, the Santa Monica Joint Venture completed the transfer of its ownership of the Santa Monica Project to the lender via a deed-in-lieu of foreclosure transaction.

The aggregate carrying value of the assets transferred and the liabilities extinguished in connection with the transfer of ownership of the Santa Monica Project to the lender were approximately $19.0 million and $21.3 million, respectively. Additionally, in connection with the transfer of ownership of the Santa Monica Project, the Santa Monica Joint Venture incurred $0.4 million of closing costs. As a result of the transfer of ownership of the Santa Monica Project to the lender and the extinguishment of certain of its liabilities, consisting of the Santa Monica Loan of $19.5 million plus its accrued but unpaid interest of $1.8 million, the Santa Monica Joint Venture recognized a gain on debt extinguishment of $1.9 million during the second quarter of 2025.

As of December 31, 2024, the carrying value of the Santa Monica Project was $19.0 million, which was included in development project on the consolidated balance sheet.

See Notes 3 and 6 of the Notes to Consolidated Financial Statements for additional information.

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

	Location	Year Built	Leasable Units	Percentage Occupied as of June 30, 2025	Annualized Revenues based on Rents at June 30, 2025	Annualized Revenue per unit at June 30, 2025

9 multifamily residential properties within the Columbus Joint Venture	Columbus, Ohio	2004	2,564	93%	$45.3 million	$19,002

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

Results of Operations

For the Three Months Ended June 30, 2025 vs. June 30, 2024

Consolidated

Rental revenues

Our rental revenues are primarily comprised of rental income and tenant recovery income from Gantry Park Landing.  Total rental revenues increased by $0.2 million to $2.9 million for the three months ended June 30, 2025 compared to $2.7 million for the same period in 2024. This increase reflects higher rental revenues for Gantry Park Landing primarily resulting from higher average monthly rent per unit during the 2025 period.

Hotel revenues

Our hotel revenues for the Lower East Side Moxy Hotel are comprised of room revenue and food, beverage and other revenue. During the three months ended June 30, 2025 compared to same period in 2024, the Lower East Side Moxy Hotel experienced increases in its RevPAR to $307.24 from $282.50 and ADR to $328.47 from $301.19 while the percentage of rooms occupied was unchanged at 94%.

Total hotel revenues were $14.4 million and $14.3 million for the three months ended June 30, 2025 and 2024, respectively. Room revenue increased by $0.7 million to $8.5 million for the three months ended June 30, 2025 from $7.8 million for the same period in 2024 and food, beverage and other revenue decreased by $0.7 million to $5.9 million for the three months ended June 30, 2025 from $6.6 million for the same period in 2024. The increase in room revenue was attributable to the higher ADR during the 2025 period.

Property operating expenses

Our property operating expenses are primarily comprised of expenses to operate Gantry Park Landing and certain holding costs related to the Exterior Street Project and the Santa Monica Project. Property operating expenses decreased by $0.1 million to $0.7 million for the three months ended June 30, 2025 compared to $0.8 million for the same period in 2024.

Hotel operating expenses

Our total hotel operating expenses, consisting of room expenses and food and beverage costs, for the Moxy Lower East Side Hotel were $8.9 million and $9.5 million for three months ended June 30, 2025 and 2024, respectively. Room expenses were $4.5 million and $4.2 million and food and beverage costs were $4.4 million and $5.3 million for the three months ended June 30, 2025 and 2024, respectively. The significant decrease in food and beverage costs of $0.9 million was primarily attributable to the substantially lower food, beverage and other revenue earned during the 2025 period.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $0.8 million for the three months ended June 30, 2025 compared to $0.7 million for the same period in 2024.

General and administrative costs

General and administrative costs were relatively unchanged at $1.0 million during both the three months ended June 30, 2025 and 2024.

Depreciation and amortization

Depreciation and amortization was relatively unchanged at $1.8 million during both the three months ended June 30, 2025 and 2024.

Interest and dividend income

Interest and dividend income increased slightly by $0.1 million to $0.7 million for the three months ended June 30, 2025 compared to $0.6 million for the same period in 2024.

Interest expense

Interest expense, including amortization of deferred financing costs, increased slightly by $0.1 million to $6.5 million for the three months ended June 30, 2025 compared to $6.4 million for the same period in 2024. Our interest expense is primarily attributable to financings associated with our investments and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during each of the periods.

Gain on debt extinguishment

In connection with the Santa Monica Joint Venture’s transfer of ownership in the Santa Monica Project to the lender on June 18, 2025, the Santa Monica Joint Venture, which we consolidate, recorded a gain on debt extinguishment of $1.9 million during the second quarter of 2025. See Notes 3 and 6 of the Notes to Consolidated Financial Statements.

Gain on disposition of real estate

During the three months ended June 30, 2024, we recognized an aggregate gain on the disposition of real estate of $10.9 million related to the second quarter of 2024 sale of two separate parcels of land, which were part of the land holdings located in St, Augustine, Florida which we previously owned.

Unrealized loss on marketable equity securities

During the three months ended June 30, 2025 and 2024, we recorded unrealized losses on marketable equity securities of $1.1 million and $1.0 million, respectively.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated entity was $0.9 million during both of the three months ended June 30, 2025 and 2024, respectively. Our loss from investment in unconsolidated affiliated entity is attributable to our unconsolidated 19% joint venture ownership interest in the Columbus Joint Venture.

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

For the Six Months Ended June 30, 2025 vs. June 30, 2024

Consolidated

Rental revenues

Our rental revenues are primarily comprised of rental income and tenant recovery income from Gantry Park Landing.  Total rental revenues increased by $0.4 million to $5.7 million for the six months ended June 30, 2025 compared to $5.3 million for the same period in 2024. This increase reflects higher rental revenues for Gantry Park Landing primarily resulting from higher average monthly rent per unit during the 2025 period.

Hotel revenues

Our hotel revenues for the Lower East Side Moxy Hotel are comprised of room revenue and food, beverage and other revenue. During the six months ended June 30, 2025 compared to same period in 2024, the Lower East Side Moxy Hotel experienced increases to its percentage of rooms occupied to 90% from 88%, RevPAR to $241.92 from $220.80 and ADR to $270.03 from $249.86.

Total hotel revenues were $23.9 million and $24.4 million for the six months ended June 30, 2025 and 2024, respectively. Room revenue increased by $1.1 million to $13.3 million for the six months ended June 30, 2025 from $12.2 million for the same period in 2024 and food, beverage and other revenue decreased by $1.6 million to $10.6 million for the six months ended June 30, 2025 from $12.2 million for the same period in 2024. The increase in room revenue was attributable to the higher occupancy, RevPAR and ADR during the 2025 period.

Property operating expenses

Our property operating expenses are primarily comprised of expenses to operate Gantry Park Landing and certain holding costs related to the Exterior Street Project and the Santa Monica Project. Property operating expenses increased slightly by $0.1 million to $1.6 million for the six months ended June 30, 2025 compared to $1.5 million for the same period in 2024.

Hotel operating expenses

Our total hotel operating expenses, consisting of room expenses and food and beverage costs, for the Moxy Lower East Side Hotel were $16.8 million and $17.8 million for six months ended June 30, 2025 and 2024, respectively. Room expenses were $8.3 million and $7.7 million and food and beverage costs were $8.5 million and $10.1 million for the six months ended June 30, 2025 and 2024, respectively. The increase in room expenses of $0.6 million was primarily attributable to the higher occupancy for the Lower East Side Hotel during the 2025 period. The significant decrease in food and beverage costs of $1.6 million was primarily attributable to the substantially lower food, beverage and other revenue earned during the 2025 period.

Real estate taxes

Real estate taxes increased by $0.2 million to $1.6 million for the six months ended June 30, 2025 compared to $1.4 million for the same period in 2024.

General and administrative costs

General and administrative costs were relatively unchanged at $2.0 million during both the six months ended June 30, 2025 and 2024.

Depreciation and amortization

Depreciation and amortization were relatively unchanged at $3.5 million during both the six months ended June 30, 2025 and 2024.

Interest and dividend income

Interest and dividend income increased by $0.3 million to $1.4 million for the six months ended June 30, 2025 compared to $1.1 million for the same period in 2024.

Interest expense

Interest expense, including amortization of deferred financing costs, increased by $0.3 million to $13.1 million for the six months ended June 30, 2025 compared to $12.8 million for the same period in 2024. Our interest expense is primarily attributable to financings associated with our investments and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during each of the periods.

Gain on debt extinguishment

In connection with the Santa Monica Joint Venture’s transfer of ownership in the Santa Monica Project to the lender on June 18, 2025, the Santa Monica Joint Venture, which we consolidate, recorded a gain on debt extinguishment of $1.9 million during the second quarter of 2025. See Notes 3 and 6 of the Notes to Consolidated Financial Statements.

Gain on disposition of real estate

During the six months ended June 30, 2024, we recognized an aggregate gain on the disposition of real estate of $10.9 million related to the second quarter of 2024 sale of two separate parcels of land, which were part of the land holdings located in St. Augustine, Florida which we previously owned.

Unrealized (loss)/gain on marketable equity securities

During the six months ended June 30, 2025, we recorded an unrealized loss on marketable equity securities of $2.3 million and during the six months ended June 30, 2024, we recorded an unrealized gain on marketable equity securities of $2.1 million.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated entity was $1.8 million during both of the six months ended June 30, 2025 and 2024, respectively. Our loss from investment in unconsolidated affiliated entity is attributable to our unconsolidated 19% joint venture ownership interest in the Columbus Joint Venture.

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

Financial Condition, Liquidity and Capital Resources

Overview:

As of June 30, 2025, we had $27.9 million of cash on hand, $4.4 million of restricted cash and $36.3 million of marketable securities However, on July 18, 2025 we completed the disposition of the Exterior Street Project which generated net cash proceeds of $32.7 million at closing (exclusive of the deposit of $2.5 million previously received during the fourth quarter of 2024 and the additional payments of $1.3 million previously received during the second quarter of 2025), after the repayment of outstanding mortgage indebtedness and related transaction costs. We also have remaining availability, subject to certain conditions, on our mortgage debt collateralized by the Lower East Side Moxy Hotel. See “Moxy Mortgage Loans” for additional information. Additionally, we have the ability to make draws from a non-revolving line of credit (the “Line of Credit”), subject to certain conditions, and a margin loan (the “Margin Loan”). See “Notes Payable” for additional information. We currently believe that these items along with revenues from our operating properties and interest and dividend income earned on our cash and marketable securities will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this report, which primarily consist of our anticipated operating expenses, previously accrued but unpaid asset management fees owed to the Advisor for all four calendar quarters of 2024 and the first two calendar quarters of 2025 (see Note 8 of the Notes to the Consolidated Financial Statements) scheduled debt service (excluding balloon payments due at maturity), capital expenditures, contributions to our unconsolidated affiliated entity (Columbus Joint Venture), redemptions and cancellations of Common Shares, and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and/or refinancing of existing debt.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for so-called “balloon” payments.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2025, taking into consideration the net assets and liabilities of the Exterior Street Project, which were classified as held for sale on the consolidated balance sheets, our total borrowings of $206.6 million represented 110% of net assets.

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

The following table represents the fees incurred and reimbursement associated with the payments to our Advisor and their affiliates:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Asset management fees (general and administrative costs)	$485	$505	$975	$1,010
Property management fees (property operating expenses)	81	78	158	155
Development fees and cost reimbursement (1)	42	9	91	21
Total	$608	$592	$1,224	$1,186

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed. Once construction is substantially completed these amounts are recorded as property operating expenses.

As of June 30, 2025 and December 31, 2024, we owed the Advisor and its affiliated entities $3.7 million and $3.0 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. As a result of our improved liquidity position resulting from the sale of the Exterior Street Project on July 18, 2025, we intend to pay the Advisor for all accrued and unpaid asset management fees it is owed during the third quarter of 2025 and also resume timely payments of all future quarterly asset management fees payable to the Advisor. See Note 8 of the Notes to Consolidated Financial Statements.

Additionally, we may be required to make distributions on the SLP Units in the Operating Partnership held by Lightstone SLP, LLC, an affiliate of the Advisor, provided our stockholders have received a stated preferred return. In connection with our Offering, which terminated on October 10, 2008, Lightstone SLP, LLC purchased an aggregate of $30.0 million of SLP Units, at a cost of $100,000 per unit. These SLP Units, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, may entitle Lightstone SLP, LLC to a portion of any regular distributions made by the Operating Partnership. However, any future distributions on the SLP Units will always be subordinated until common stockholders receive a stated preferred return.

During the six months ended June 30, 2025 and 2024, no distributions were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(3,306)	$(4,706)
Net cash provided by investing activities	2,310	13,668
Net cash (used in)/provided by financing activities	(2,924)	3,524
Change in cash, cash equivalents and restricted cash including those classified within assets held for sale	(3,920)	12,486
Less: decrease in cash, cash equivalents and restricted cash classified within assets held for sale	1,153	-
Change in cash, cash equivalents and restricted cash	(2,767)	12,486

Cash, cash equivalents and restricted cash, beginning of year	35,119	18,360
Cash, cash equivalents and restricted cash, end of the period	$32,352	$30,846

Operating activities

The net cash used in operating activities of $3.3 million for the six months ended June 30, 2025 consists of the following:

●	cash outflows of $2.9 million from our net loss after adjustment for non-cash items; and

●	cash outflows of $0.4 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $2.3 million or the six months ended June 30, 2025 is related to the

●	the purchase of investment property of $0.5 million;

●	net proceeds from the sale of marketable securities of $1.5 million; and

●	extension fees received related to the sale of the Exterior Street Project of $1.3 million.

Financing activities

The net cash used in financing activities of $2.9 million for the six months ended June 30, 2025 is related to the following:

●	debt principal payments of $65.4 million;

●	proceeds from mortgage financing of $67.5 million;

●	payment of financing fees and expenses of $1.7 million;

●	redemptions and cancellation of common shares of $1.8 million

●	distributions paid to noncontrolling interests of $1.8 million; and

●	contributions received from noncontrolling interests of $0.4 million.

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

Santa Monica Loan

On June 30, 2022, the Santa Monica Joint Venture obtained the Santa Monica Loan, a non-recourse loan of up to $33.1 million which initially bore interest at SOFR + 3.5%. The Santa Monica Loan required monthly interest-only payments with the outstanding principal balance due at its maturity date and was previously collateralized by a promissory note, which was issued by the Santa Monica Joint Venture. During the first quarter of 2023, the Santa Monica Joint Venture received a $14.0 million principal paydown on the promissory, of which $11.3 million was used to make a principal paydown on the Santa Monica Loan, which reduced its outstanding balance to $21.5 million. The Santa Monica Loan was initially scheduled to mature on December 30, 2023, however, on September 5, 2023, the Santa Monica Joint Venture exercised an option to extend its maturity date to February 29, 2024.

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

On October 15, 2024, the Santa Monica Loan matured and it was not repaid, which constituted an event of default and therefore, it was due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction, pursuant to the terms of the loan agreement.

Although the lender did not formally charge the Santa Monica Joint Venture interest on the Santa Monica Loan at the default rate of 18%, effective October 15, 2024 the Santa Monica Joint Venture commenced accruing interest expense at the default rate pursuant to the terms of the loan agreement.

On June 18, 2025, the Santa Monica Joint Venture completed the transfer of ownership of the Santa Monica Project to the lender via a deed-in-lieu of foreclosure transaction. Upon consummation of the transfer of ownership of the Santa Monica Project, the lender assumed the significant risks and rewards of ownership and took legal title and physical possession of the Santa Monica Project and assumed all related liabilities, including the Santa Monica Loan of $19.5 million and its accrued and unpaid interest of $1.8 million, and released the Santa Monica Joint Venture of any claims against the liabilities assumed.

As of December 31, 2024, the outstanding principal balance of the Santa Monica Loan was $19.5 million and its accrued but unpaid interest expense was $0.8 million, which was included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

Exterior Street Loans

On March 29, 2019, we obtained a $35.0 million loan (the “Exterior Street Loan”) from a financial institution which, commencing on October 10, 2020, bore interest at LIBOR plus 2.25% through November 24, 2022. On December 21, 2021, the loan agreement was amended to provide an additional $7.0 million loan (the “Exterior Street Supplemental Loan”) which bore interest at LIBOR plus 2.50% through November 24, 2022. The Exterior Street Loan and the Exterior Street Supplemental Loan are collectively referred to as the Exterior Street Loans. The Exterior Street Loans require monthly interest-only payments with the outstanding principal balances due in full at their maturity date. The Exterior Street Loans were collateralized by the Exterior Street Project.

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

During the fourth quarter of 2024, the Company entered into the Exterior Street Project Agreement providing for the sale of the Exterior Street Project to the Exterior Street Buyers. Additionally, during the fourth quarter of 2024, the Exterior Street Project met the criteria to be classified as held for sale and therefore, it, and its other assets and its associated liabilities (including the Exterior Street Loans) were classified as held for sale on the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

On July 18, 2025, the Company completed the disposition of the Exterior Street Project pursuant to the terms of the Exterior Street Project Agreement. In connection with the disposition of the Exterior Street Project, the Company repaid in full the existing outstanding mortgage indebtedness of $40.0 million secured by the Exterior Street Project. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Moxy Mortgage Loans

On November 29, 2023, we entered into a mortgage loan facility (the “Moxy Senior Loan”) with an unrelated third party providing for up to $110.0 million. At closing, $106.1 million of proceeds were advanced under the Moxy Senior Loan and the remaining availability of $3.9 million could only be drawn to cover operating losses, subject to various conditions. The Moxy Senior Loan bears interest at SOFR plus 4.00%, subject to a 7.50% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of June 30, 2025, the outstanding principal balance of the Moxy Senior Loan was $108.7 million and its remaining availability was $1.3 million and as of December 31, 2024, the outstanding principal balance of the Moxy Senior Loan was $108.5 million and its remaining availability was $1.5 million.

Simultaneously on November 29, 2023, we also entered into a mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with an unrelated third party providing for up to $31.3 million. At closing, $30.2 million of proceeds were advanced under the Moxy Junior Loan and the remaining availability of $1.1 million could only be drawn for operating losses, subject to various conditions. The Moxy Junior Loan bears interest at SOFR plus 8.75%, subject to a 12.25% floor, and initially matures on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of both June 30, 2025 and December 31, 2024, the outstanding principal balance of the Moxy Junior Loan and remaining availability were $30.9 million and $0.4 million, respectively.

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

Pursuant to the terms of the Moxy Mortgage Loans, we are required to enter into two interest rate cap contracts with an aggregate notional amount of $141.3 million (equal to the total maximum amounts available under the Moxy Senior Loan and the Moxy Junior Loan) for as long as the Moxy Mortgage Loans remain outstanding. On November 29, 2023, we entered into two interest rate cap agreements with notional amounts of $110.0 million and $31.3 million ($141.3 million in the aggregate) pursuant to which the SOFR rate is capped at 5.50% through June 1, 2025 and December 1, 2024 for the Moxy Senior Loan and the Moxy Junior Loan, respectively, at an aggregate cost of $0.2 million. On May 30, 2025, we restructured the interest rate cap agreement for the Moxy Senior Loan with a notional amount of $110.0 million pursuant to which the SOFR rate is capped at 5.50% to extend its maturity date through June 1, 2026. On November 22, 2024, the Company restructured the interest rate cap agreement for the Moxy Junior Loan with a notional amount of $31.3 million pursuant to which the SOFR rate is capped at 5.50% to extend its maturity date through December 1, 2025.

Contractual Mortgage Obligations

The following is a summary of our contractual mortgage obligations outstanding over the next five years and thereafter as of June 30, 2025, excluding the Exterior Street Loans, which were included in liabilities held for sale on the consolidated balance sheet as of that date.

Contractual Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Principal Payments	$357	$140,414	$811	$127	$-	$64,860	$206,569
Interest Payments(1)	8,791	17,501	4,177	4,153	4,140	703	39,465
Total Contractual Obligations	$9,148	$157,915	$4,988	$4,280	$4,140	$65,563	$246,034

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate, as applicable as of June 30, 2025 was used.

Certain of our debt agreements require the maintenance of prescribed ratios, including debt service coverage. As of June 30, 2025, we were in compliance with all our financial covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Mortgage Debt Maturities

We have no additional significant maturities of mortgage debt over the next 12 months.

Notes Payable

Margin Loan

We have access to the Margin Loan from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (5.17% as of June 30, 2025) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of both June 30, 2025 and December 31, 2024.

Line of Credit

We have a Line of Credit with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 40% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2026 and bears interest at SOFR plus 1.35% (5.67% as of June 30, 2025). The Line of Credit is collateralized by an aggregate of 200,247 of Marco OP Units. As of June 30, 2025, the amount of borrowings available to be drawn under the Line of Credit was $12.9 million. No amounts were outstanding under the Line of Credit as of both June 30, 2025 and December 31, 2024.

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

For the six months ended June 30, 2025, we repurchased 160,641 Common Shares at a weighted average price per share of $11.35. For the six months ended June 30, 2024, we repurchased 162,824 Common Shares at a weighted average price per share of $11.96.

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

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to straight line rent receivables and amortization of market lease and other intangibles, net, accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net (loss)/income	$(1,898)	$6,478	$(10,014)	$2,292
FFO adjustments:
Depreciation and amortization	1,777	1,768	3,545	3,505
Adjustments to equity earnings from unconsolidated affiliated entity	642	602	1,277	1,189
Gain on disposal of investment property	-	(10,852)	-	(10,852)
Income tax on redemptions of preferred investments in related parties	-	63	-	808

FFO	521	(1,941)	(5,192)	(3,058)
MFFO adjustments:
Noncash adjustments:
Mark to market adjustments (1)	1,068	1,053	2,308	(2,026)
Gain on debt extinguishment (2)	(1,929)	-	(1,929)
Loss on sale of marketable securities (2)	50	-	108	-

MFFO	(290)	(888)	(4,705)	(5,084)
Straight-line rent (3)	7	9	14	19
MFFO - IPA recommended format	$(283)	$(879)	$(4,691)	$(5,065)

Net (loss)/income	$(1,898)	$6,478	$(10,014)	$2,292
Less: income attributable to noncontrolling interests	(639)	(104)	(69)	(49)
Net (loss)/income applicable to Company's common shares	$(2,537)	$6,374	$(10,083)	$2,243
Net (loss)/income per common share, basic and diluted	$(0.12)	$0.30	$(0.48)	$0.10

FFO	$521	$(1,941)	$(5,192)	$(3,058)
Less: FFO attributable to noncontrolling interests	(851)	(69)	(492)	(239)
FFO attributable to Company's common shares	$(330)	$(2,010)	$(5,684)	$(3,297)
FFO per common share, basic and diluted	$(0.02)	$(0.09)	$(0.27)	$(0.15)

MFFO - IPA recommended format	$(283)	$(879)	$(4,691)	$(5,065)
Less: MFFO attributable to noncontrolling interests	107	(139)	433	(124)
MFFO attributable to Company's common shares	$(176)	$(1,018)	$(4,258)	$(5,189)

Weighted average number of common shares outstanding, basic and diluted	21,116	21,433	21,157	21,477

Notes:

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(3)	Under GAAP, rental income is recognized on a straight-line basis through the expiration of the non-cancelable term of the lease. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to our common shares:

From inception through
June 30, 2025

FFO attributable to Company’s common shares	$246,882
Distributions paid	$292,086

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 14, 2025, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: August 14, 2025	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)