Form 10-Q
period 2025-09-30
Lightstone Value Plus REIT I, Inc.
filed 2025-11-14
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes   ☐  No  ☒

As of November 7, 2025, there were approximately 20.9 million outstanding shares of common stock of Lightstone Value Plus REIT I, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	As of September 30, 2025	As of December 31, 2024
	(unaudited)
Assets
Investment property:
Land and improvements	$91,178	$91,177
Building and improvements	173,645	173,283
Furniture and fixtures	18,254	17,861
Construction in progress	97	133
Gross investment property	283,174	282,454
Less: accumulated depreciation	(34,958)	(29,631)
Net investment property	248,216	252,823
Development project	-	19,000
Investment in related party joint venture	402	430
Investment in unconsolidated affiliated entity	12,095	14,778
Cash and cash equivalents	73,228	27,819
Marketable securities	43,176	40,180
Restricted cash	6,319	7,300
Other assets	3,875	4,555
Assets held for sale	-	80,592

Total Assets	$387,311	$447,477

Liabilities and Stockholders’ Equity
Mortgages payable, net	$218,771	$221,252
Accounts payable, accrued expenses and other liabilities	11,841	15,718
Liabilities associated with assets held for sale	-	42,188

Total Liabilities	230,612	279,158

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders’ Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 21.0 million and 21.3 million shares issued and outstanding, respectively	210	212
Additional paid-in-capital	154,481	157,178
Accumulated other comprehensive income	53	-
Accumulated surplus	1,853	9,449

Total Company’s stockholders’ equity	156,597	166,839
	-	-
Noncontrolling interests	102	1,480

Total Stockholders’ Equity	156,699	168,319

Total Liabilities and Stockholders’ Equity	$387,311	$447,477

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues:
Rental revenues	$2,823	$2,593	$8,559	$7,916
Hotel revenues	13,609	13,084	37,520	37,444
Total revenues	16,432	15,677	46,079	45,360

Expenses:
Property operating expenses	707	846	2,288	2,306
Hotel operating expenses	8,955	8,825	25,750	26,613
Real estate taxes	928	839	2,576	2,217
General and administrative costs	1,684	941	3,728	2,917
Impairment charge	-	34,353	-	34,353
Depreciation and amortization	1,791	1,755	5,336	5,260
Total expenses	14,065	47,559	39,678	73,666

Interest and dividend income	937	673	2,292	1,771
Interest expense	(4,975)	(6,385)	(18,104)	(19,217)
Gain on debt extinguishment	-	-	1,929	-
(Loss)/gain on disposition of real estate	(441)	2,749	(441)	13,601
Loss on sale of marketable securities	-	-	(108)	-
Mark to market adjustments on derivative financial instruments	-	(25)	(16)	(62)
Unrealized gain on marketable equity securities	5,627	3,761	3,334	5,824
Loss from investment in unconsolidated affiliated real estate entity	(891)	(945)	(2,701)	(2,718)
Other (expense)/income, net	(28)	113	(4)	(542)

Net income/(loss)	2,596	(31,941)	(7,418)	(29,649)

Less: net (income)/loss attributable to noncontrolling interests	(109)	9,353	(178)	9,304

Net income/(loss) attributable to Company’s common shares	$2,487	$(22,588)	$(7,596)	$(20,345)

Net income/(loss) per Company’s common share, basic and diluted	$0.12	$(1.06)	$(0.36)	$(0.95)

Weighted average number of common shares outstanding, basic and diluted	21,036	21,358	21,116	21,438

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income/(loss)	$2,596	$(31,941)	$(7,418)	$(29,649)

Other comprehensive income:
Holding gain on available for sale debt securities	35	-	53	-

Other comprehensive income:	35	-	53	-

Comprehensive income/(loss)	2,631	(31,941)	(7,365)	(29,649)

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(110)	9,353	(180)	9,304

Comprehensive income/(loss) attributable to the Company’s common shares	$2,521	$(22,588)	$(7,545)	$(20,345)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Surplus	Interests	Equity
BALANCE, June 30, 2024	21,418	$213	$159,228	$27,697	$12,317	$199,455
Net loss	-	-	-	(22,588)	(9,353)	(31,941)
Distributions paid to noncontrolling interests	-	-	-	-	(18)	(18)
Redemption and cancellation of common shares	(81)	-	(951)	-	-	(951)
BALANCE, September 30, 2024	21,337	$213	$158,277	$5,109	$2,946	$166,545

	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Surplus	Interests	Equity
BALANCE, December 31, 2023	21,581	$215	$161,174	$25,454	$11,558	$198,401
Net loss	-	-	-	(20,345)	(9,304)	(29,649)
Distributions paid to noncontrolling interests	-	-	-	-	(53)	(53)
Contributions received from noncontrolling interests	-	-	-	-	745	745
Redemption and cancellation of common shares	(244)	(2)	(2,897)	-	-	(2,899)
BALANCE, September 30, 2024	21,337	$213	$158,277	$5,109	$2,946	$166,545

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, June 30, 2025	21,096	$210	$155,357	$19	$(634)	$127	$155,079
Net income	-	-	-	-	2,487	109	2,596
Other comprehensive income	-	-	-	34	-	1	35
Distributions paid to noncontrolling interests	-	-	-	-	-	(135)	(135)
Redemption and cancellation of common shares	(80)	-	(876)	-	-	-	(876)
BALANCE, September 30, 2025	21,016	$210	$154,481	$53	$1,853	$102	$156,699

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2024	21,256	$212	$157,178	$-	$9,449	$1,480	168,319
Net loss	-	-	-	-	(7,596)	178	(7,418)
Other comprehensive income	-	-	-	53	-	1	54
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,910)	(1,910)
Contributions received from noncontrolling interests	-	-	-	-	-	353	353
Redemption and cancellation of common shares	(240)	(2)	(2,697)	-	-	-	(2,699)
BALANCE, September 30, 2025	21,016	$210	$154,481	$53	$1,853	$102	$156,699

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,418)	$(29,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,336	5,260
Loss/(gain) on disposition of real estate	441	(13,601)
Gain on debt extinguishment	(1,929)	-
Impairment charge	-	34,353
Loss from investment in unconsolidated affiliated real estate entity	2,701	2,718
Mark to market adjustments on derivative financial instruments	16	62
Unrealized gain on marketable equity securities	(3,334)	(5,824)
Loss on sale of marketable securities	108	-
Amortization of deferred financing costs	1,576	1,866
Other non-cash adjustments	13	14
Changes in assets and liabilities:
Decrease in other assets	704	640
(Decrease)/increase in accounts payable, accrued expenses and other liabilities	(2,460)	1,232
Net cash used in operating activities	(4,246)	(2,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of development property and investment property	(685)	(1,458)
Purchase of marketable securities	(2,215)	(187)
Proceeds from sale of marketable securities	2,500	187
Proceeds from disposition of real estate	76,693	17,529
Investment in related party joint venture	(7)	(9)
Distributions from related party joint venture	35	52
Investment in unconsolidated affiliated real estate entity	(18)	(10)

Net cash provided by investing activities	76,303	16,104

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	83,484	3,036
Mortgage principal payments	(105,610)	(1,124)
Proceeds from notes payable	-	3,000
Payment of loan fees and expenses	(2,498)	(120)
Redemption and cancellation of common shares	(2,699)	(2,899)
Contributions received from noncontrolling interests	353	745
Distributions paid to noncontrolling interests	(1,910)	(53)

Net cash (used in)/provided by financing activities	(28,880)	2,585

Change in cash, cash equivalents and restricted cash including those classified within assets held for sale	43,177	15,760
Add: cash, cash equivalents and restricted cash previously classified within assets held for sale	1,251	-
Change in cash, cash equivalents and restricted cash	44,428	15,760
Cash, cash equivalents and restricted cash, beginning of year	35,119	18,360
Cash, cash equivalents and restricted cash, end of period	$79,547	$34,120

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total for the periods presented:
Cash and cash equivalents	$73,228	$27,020
Restricted cash	6,319	7,100
Total cash, cash equivalents and restricted cash	$79,547	$34,120

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

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of September 30, 2025, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

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

As of September 30, 2025, the Company (i) has ownership interests in and consolidates two operating properties and (ii) has ownership interests through two unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Portfolio”) located in the Columbus, Ohio metropolitan area and a portfolio of five limited-service hotel properties (the “Hotel JV Portfolio”).

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

With respect to the Company’s unconsolidated properties, the Company holds a 19% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns the Columbus Portfolio, and it holds a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”), which owns the Hotel JV Portfolio. The Company accounts for its 19% joint venture ownership interest in the Columbus Joint Venture under the equity method of accounting and it accounts for its 2.5% joint venture ownership interest in the Hotel Joint Venture using a measurement alternative pursuant to which its investment is measured at cost, adjusted for observable price changes and impairments, if any. Both the Columbus Joint Venture and the Hotel Joint Venture are between the Company and related parties. The Company’s investment in the Hotel Joint Venture is classified as Investment in related party joint venture on its consolidated balance sheet.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during 2008 and 2009 and remain outstanding as of September 30, 2025.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include the joint venture ownership interests held by either the Sponsor or its affiliates in (i) Pro-DFJV Holdings LLC (“PRO”) through its liquidation on December 26, 2024, (ii) the 2nd Street Joint Venture and (iii) the LSC 1543 7th LLC (the “Santa Monica Joint Venture”). PRO’s holdings principally consisted of common units (“Simon OP Units”) of Simon Property Group, L.P., the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. The 2nd Street Joint Venture owns Gantry Park Landing and the Santa Monica Joint Venture previously owned certain land parcels located in Santa Monica, California, on which a multifamily residential project (the “Santa Monica Project”) had been proposed. The Santa Monica Joint Venture disposed of its ownership interest in the Santa Monica Project on June 18, 2025 (see Notes 3 and 6 for additional information).

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

There are judgments and estimates involved in determining if an entity in which the Company has made an investment is a VIE and, if so, whether the Company is the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to the Company’s financial statements.

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

The Company’s income tax benefits and expense are included in other expense, net on its consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recorded income tax expense of $39 and $58, respectively. During the nine months ended September 30, 2024, the Company recorded income tax expense of $0.9 million.

As of September 30, 2025 and December 31, 2024, the Company had no material uncertain income tax positions.

Revenues

The following table represents the total hotel revenues from the operations of the Lower East Side Moxy Hotel on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Hotel revenues	2025	2024	2025	2024
Room revenue	$8,054	$7,650	$21,395	$19,826
Food, beverage and other revenue	5,555	5,434	16,125	17,618
Total hotel revenues	$13,609	$13,084	$37,520	$37,444

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Concentration of Risk

As of September 30, 2025 and December 31, 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

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

Supplemental Cash Flow Information

	For the Nine Months Ended September 30,
	2025	2024

Cash paid for interest	$15,156	$17,175
Non-cash transfer of ownership of development project	$19,033	$-
Non-cash extinguishment of notes payable and other liabilities	$(21,344)	$-

3.	Development Projects and Held for Sale

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

During the fourth quarter of 2024, the Company entered into a purchase and sale agreement (the “Exterior Street Project Agreement”) with 355 Exterior Development Holdings LLC and 399 Exterior Development Holdings LLC (collectively the “Exterior Street Project Buyers”), unaffiliated third parties,  pursuant to which it would sell the Exterior Street Project, subject to certain conditions, at a contractual sales price of $84.0 million. Pursuant to the terms of the Exterior Street Project Agreement, the Company received a deposit of $2.5 million during the fourth quarter of 2024. This deposit was included in liabilities associated with assets held for sale on the consolidated balance sheets as of December 31, 2024.

During the second quarter of 2025, the Company received additional payments totaling $1.3 million from the Exterior Street Buyers. The additional payments, of which $1.1 million was not applied to the purchase price, provided the Exterior Street Buyers with the option to further extend the outside closing date of the transaction.

Subsequently on July 18, 2025, the Company completed the disposition of the Exterior Street Project to the Exterior Street Buyers pursuant to the terms of the Exterior Street Project Agreement. In connection with the disposition of the Exterior Street Project, the Company repaid in full the existing aggregate outstanding mortgage indebtedness of $40.0 million, which was secured by the Exterior Street Project. The Company’s total net proceeds related to the disposition of the Exterior Street Project were $36.5 million (including the deposit of $2.5 million previously received during the fourth quarter of 2024 and the additional payments of $1.3 million previously received during the second quarter of 2025), after the repayment of outstanding mortgage indebtedness and related transaction costs. During the third quarter of 2025, in connection with the disposition of the Exterior Street Project, the Company recognized a loss on disposition of real estate of $0.4 million.

The Exterior Street Project met the criteria to be classified as held for sale beginning in the fourth quarter of 2024 and therefore, it and its other assets as well as the associated liabilities were classified as held for sale on the consolidated balance sheet as of December 31, 2024.

See Note 6 for additional information.

The following summary presents the major components of the Exterior Street Project’s assets held for sale and the liabilities associated with assets held for sale in the consolidated balance sheet as of the date indicated:

As of December 31, 2024

Development project	$78,800
Other assets	1,792
Total assets held for sale	$80,592

Mortgages payable, net	$39,322
Other liabilities	2,866
Total liabilities asscociated with assets held for sale	$42,188

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

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing costs, was $92.3 million and the Company paid $17.5 million representing its 19.0% pro rata share. In connection with the acquisition, the Company also paid the Advisor a separate acquisition fee of $2.4 million, equal to 2.75% of the Company’s pro-rata share of the contractual purchase price which is reflected in the carrying value of the Company’s investment in unconsolidated affiliated entity on the consolidated balance sheets. During the nine months ended September 30, 2025 and 2024, the Company made $18 and $10 respectively, of additional capital contributions to the Columbus Joint Venture.

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

Additionally, in connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained an aggregate of $90.0 million in financing through two preferred investments (the “Columbus Preferred Investments”) from unrelated third parties. The first preferred investment of $38.6 million is collateralized by the Columbus Portfolio I Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal and has a mandatory redemption date of December 1, 2032. The second preferred investment of $51.4 million is collateralized by the Columbus Portfolio II Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal, and has a mandatory redemption date of December 1, 2027. As of September 30, 2025, the aggregate unpaid interest included in the outstanding balance of the Columbus Preferred Investments was $16.2 million. Furthermore, the Columbus Preferred Investments are subordinate to the nine senior mortgage loans.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Columbus Joint Venture Financial Information

The following table represents the condensed statements of operations for the Columbus Joint Venture:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$11,889	$11,239	$34,769	$32,869

Property operating expenses	5,895	5,347	17,191	15,610
General and administrative expense	53	94	260	273
Depreciation and amortization	3,351	3,169	9,917	9,272

Operating income	2,590	2,629	7,401	7,714

Interest expense and other, net	(7,202)	(7,524)	(21,383)	(21,784)

Net loss	$(4,612)	$(4,895)	$(13,982)	$(14,070)

Company’s share of net loss (19.0%)	$(876)	$(930)	$(2,657)	$(2,674)
Additional depreciation and amortization expense (1)	(15)	(15)	(44)	(44)
Company’s loss from investment	$(891)	$(945)	$(2,701)	$(2,718)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Columbus Joint Venture and the amount of the underlying equity in net assets of the Columbus Joint Venture.

The following table represents the condensed balance sheets for the Columbus Joint Venture:

	As of	As of
	September 30, 2025	December 31, 2024

Investment property, net	$443,884	$447,743
Cash and restricted cash	17,894	25,664
Other assets	1,130	783

Total assets	$462,908	$474,190

Mortgages and loans payable, net	$399,821	$395,702
Other liabilities	11,183	12,676
Members’ equity	51,904	65,812

Total liabilities and members’ equity	$462,908	$474,190

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5.	Marketable Securities, Derivative Financial Instruments, Fair Value Measurements and Notes Payable

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of September 30, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$4,198	$421	$(85)	$4,534
Simon OP Units	18,336	19,244	-	37,580
	22,534	19,665	(85)	42,114
Debt securities:
Corporate Bonds	1,009	53	-	1,062

Total	$23,543	$19,718	$(85)	$43,176

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$5,598	$271	$(173)	$5,696
Simon OP Units	18,336	16,148	-	34,484
Total	$23,934	$16,419	$(173)	$40,180

As of both September 30, 2025 and December 31, 2024, the Company held 200,247 Simon OP Units. Subject to various conditions, the Simon OP Units may be exchanged for cash or a similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Simon OP Units are valued based on the closing price of Simon Stock, which was $187.67 per share and $169.02 per share as of September 30, 2025 and 2024, respectively. Additionally, the closing price of Simon Stock was $172.21 per share as of December 31, 2024.

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

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis as of the dates indicated are as follows:

	Fair Value Measurement Using
As of September 30, 2025	Level 1	Level 2	Level 3	Total

Marketable Securities:
Common and Preferred Equity Securities	$1,820	$2,714	$-	$4,534
Simon OP Units	-	37,580	-	37,580
Corporate Bonds	-	1,062	-	1,062
Total	$1,820	$41,356	$-	$43,176

	Fair Value Measurement Using
As of December 31, 2024	Level 1	Level 2	Level 3	Total

Marketable Securities:
Common and Preferred Equity Securities	$1,669	$4,027	$-	$5,696
Simon OP Units	-	34,484	-	34,484

Total	$1,669	$38,511	$-	$40,180

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

As of September 30, 2025, the Company has not recognized an allowance for expected credit losses related to debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in debt securities was primarily caused by changes in interest rates. The Company does not currently intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the estimated fair value of the Company’s investments in debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of
September 30, 2025
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 years through 10 years	-
Due after 10 years	1,062
Total	$1,062

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

The carrying amounts and estimated fair values of the Company’s mortgage debt (amounts in millions) are summarized as follows:

	As of September 30, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable, net	$218.8	$220.3	$221.3	$221.0

Mortgages payable, net included in liabilities held for sale	$-	$-	$39.3	$39.3

The fair values of the outstanding principal of the mortgages payable were determined by discounting the future contractual interest and principal payments by estimated current market interest rates. The aggregate outstanding principal of two mortgage loans (the “Exterior Street Loans”) attributable to the Exterior Street Project were included in liabilities associated with assets held for sale on the consolidated balance sheet as of December 31, 2024 (see Note 6) and as of that date, their aggregate estimated fair values approximated their aggregate carrying value because they bore interest at a floating rate.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (4.98% as of September 30, 2025) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of both September 30, 2025 and December 31, 2024.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 40% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2026 and bears interest at SOFR plus 1.35% (5.48% as of September 30, 2025). The Line of Credit is collateralized by an aggregate of 200,247 of Simon OP Units. As of September 30, 2025, the amount of borrowings available to be drawn under the Line of Credit was $15.0 million. No amounts were outstanding under the Line of Credit as of both September 30, 2025 and December 31, 2024.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

	Interest Rate	Weighted Average Interest Rate for the Nine Months Ended September 30, 2025	Maturity Date	Amount Due at Maturity	As of September 30, 2025	As of December 31, 2024

Gantry Park Loan	6.30%	6.30%	February 2030	$64,860	$66,744	$-

Gantry Park Mortgage Loan	(Repaid in full)				-	65,184

Moxy Senior Loan	SOFR + 3.25% (floor of 6.50%)	7.92%	September 2028	124,700	124,700	108,471

Moxy Junior Loan	SOFR + 7.75% (floor of 11.00%)	12.69%	September 2028	30,960	30,960	30,875

Santa Monica Loan	(Extinguished)			-	-	19,476

Total mortgages payable		8.10%		$220,520	222,404	224,006

Less: Deferred financing costs					(3,633)	(2,754)

Total mortgages payable, net					$218,771	$221,252

One-month SOFR as of September 30, 2025 and December 31, 2024 was 4.13% and 4.33%, respectively. The Company’s loans are secured by the indicated real estate/investment and are non-recourse to the Company, unless otherwise indicated.

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

Moxy Mortgage Loans

On November 29, 2023, the Company entered into a senior mortgage loan facility (the “Moxy Senior Loan”) with an unrelated third party providing for up to $110.0 million. At closing, $106.1 million of proceeds were advanced under the Moxy Senior Loan and the remaining availability of $3.9 million could only be drawn to cover operating losses, subject to various conditions. The Moxy Senior Loan bore interest at SOFR plus 4.00%, subject to a 7.50% floor, and was scheduled to mature on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of December 31, 2024, the outstanding principal balance of the Moxy Senior Loan was $108.5 million and its remaining availability was $1.5 million.

Simultaneously on November 29, 2023, the Company also entered into a junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan, the “Moxy Mortgage Loans”) with an unrelated third party providing for up to $31.3 million. At closing, $30.2 million of proceeds were advanced under the Moxy Junior Loan and the remaining availability of $1.1 million could only be drawn for operating losses, subject to various conditions. The Moxy Junior Loan bore interest at SOFR plus 8.75%, subject to a 12.25% floor, and was scheduled to mature on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of December 31, 2024, the outstanding principal balance of the Moxy Junior Loan was $30.9 million and its remaining availability was $0.4 million.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Moxy Mortgage Loans require monthly interest-only payments through their maturity dates and are collateralized by the Lower East Side Moxy Hotel, however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The aggregate proceeds of $130.0 million advanced at the closing of the Moxy Mortgage Loans were used to repay in full existing construction mortgage indebtedness, which was collateralized by the Lower East Side Moxy Hotel.

On August 15, 2025, the Moxy Senior Loan was amended to increase its availability by $14.7 million providing up to $124.7 million, its maturity was extended to  September 15, 2028 and its interest rate was prospectively reduced to SOFR plus 3.25%, subject to a 6.50% floor. As of September 30, 2025, the Moxy Senior Loan was fully funded and its outstanding principal balance was $124.7 million.

Simultaneously, on August 15, 2025, the Moxy Junior Loan was also amended pursuant to which its maturity was extended to September 15, 2028 and its interest rate was prospectively reduced to SOFR plus 7.75%, subject to a 11.00% floor. As of September 30, 2025, the outstanding principal balance of the Moxy Junior Loan was $31.0 million and its remaining availability was $0.3 million.

Pursuant to the terms of the Moxy Mortgage Loans, the Company was required to enter into two interest rate cap contracts with an aggregate notional amount equal to the total maximum amounts then available under the Moxy Senior Loan and the Moxy Junior Loan for as long as the Moxy Mortgage Loans remain outstanding.

On November 29, 2023, the Company entered into two interest rate cap agreements with notional amounts of $110.0 million and $31.3 million pursuant to which the SOFR rate was capped at 5.50% through June 1, 2025 and December 1, 2024 for the Moxy Senior Loan and the Moxy Junior Loan, respectively. On May 30, 2025, the Company restructured the interest rate cap agreement for the Moxy Senior Loan with a notional amount of $110.0 million pursuant to which the SOFR rate was capped at 5.50% through June 1, 2026. On August 15, 2025, in connection with the amendment of the Moxy Senior Loan, the Company restructured the interest rate cap agreement for the Moxy Senior Loan to increase the notional amount by $14.7 million to $124.7 million pursuant to which the SOFR rate is capped at 5.50% through June 1, 2026. On November 22, 2024, the Company restructured the interest rate cap agreement for the Moxy Junior Loan with a notional amount of $31.3 million pursuant to which the SOFR rate is capped at 5.50% through December 1, 2025.

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

During the fourth quarter of 2024, the Company entered into the Exterior Street Project Agreement providing for the sale of the Exterior Street Project to the Exterior Street Buyers. Additionally, during the fourth quarter of 2024, the Exterior Street Project met the criteria to be classified as held for sale and therefore, it and its other assets as well as its associated liabilities (including the Exterior Street Loans) were classified as held for sale on the consolidated balance sheets as of December 31, 2024.

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

On June 18, 2025, the Santa Monica Joint Venture completed the transfer of the ownership of Santa Monica Project to the lender via a deed-in-lieu of foreclosure transaction. Upon consummation of the transfer of ownership of the Santa Monica Project, the lender assumed the risks and rewards of ownership and took legal title and physical possession of the Santa Monica Project and assumed all related liabilities, including the Santa Monica Loan of $19.5 million and its accrued and unpaid interest of $1.8 million, and released the Santa Monica Joint Venture of any claims against the liabilities assumed. See Note 3 for additional information.

As of December 31, 2024, the outstanding principal balance of the Santa Monica Loan was $19.5 million and its accrued  but unpaid interest expense was $0.8 million, which was included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of September 30, 2025:

	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$185	$761	$811	$155,787	$-	$64,860	$222,404

Less: Deferred financing costs							(3,633)

Total principal maturities, net							$218,771

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of September 30, 2025, the Company was in compliance with all of its financial debt covenants. Additionally, certain of the Company’s mortgages payable also contain clauses providing for prepayment penalties.

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

The Company’s SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or certain hardships and the price for all such purchases has been set at the Company’s estimated net asset value per Common Share (“NAV per Share”) as of the date of actual redemption. The Company’s estimated NAV per Share is determined by the Board of Directors and reported by it from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death to be eligible for consideration.

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

For the nine months ended September 30, 2025, the Company repurchased 240,352 Common Shares at a weighted average price per share of $11.22. For the nine months ended September 30, 2024, the Company repurchased 243,754 Common Shares at a weighted average price per share of $11.88.

Net Earnings Per Share

Basic net earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period. Dilutive income per share includes the potentially dilutive effect, if any, which would occur if the Company’s outstanding options to purchase its common stock were exercised. For all periods presented dilutive net income per share is equivalent to basic net income per share.

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

During the first quarter of 2024, the Advisor agreed to allow the Company to temporarily defer the payment of asset management fees. As of December 31, 2024, the Company owed the Advisor and its affiliated entities $3.0 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. During the third quarter of 2025, the Company paid the advisor the asset management fees that had been previously deferred and resumed timely payments of quarterly asset management fees payable to the Advisor.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the fees incurred associated with the services provided by the Company’s Advisor and its affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset management fees (general and administrative costs)	$480	$498	$1,455	$1,508
Property management fees (property operating expenses)	80	75	238	230
Development fees and cost reimbursement(1)	26	11	118	32
Total	$586	$584	$1,811	$1,770

(1)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed. Once construction is substantially completed these amounts are recorded as property operating expenses.

See Notes 3 and 4 for other related party transactions.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and the Company’s independent directors. Payments to the Advisor or its affiliates may include asset acquisition fees and the reimbursement of acquisition-related expenses, development fees and the reimbursement of development-related costs, financing coordination fees, asset management fees or asset management participation, and construction management fees. The Company may also reimburse the Advisor and its affiliates for actual expenses it incurs for administrative and other services provided for it. In the event of a liquidation of the Company’s assets, it may pay the Advisor or its affiliates disposition commissions.

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

No distributions were declared and paid on the SLP Units during the nine months ended September 30, 2025 and 2024.

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

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of our current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of September 30, 2025, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

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

As of September 30, 2025, we (i) have ownership interests in and consolidate two operating properties and one development project and (ii) have ownership interests through two unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Portfolio”) located in the Columbus, Ohio metropolitan area and a portfolio of five limited-service hotel properties (the “Hotel JV Portfolio”).

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

Concentration of Credit Risk

As of September 30, 2025 and December 31, 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

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

Owned and Consolidated Real Estate Properties:

As of September 30, 2025, we (i) have ownership interests in and consolidate two operating properties (Lower East Side Moxy Hotel and Gantry Park Landing) and (ii) have ownership interests through two unconsolidated joint ventures (Columbus Joint Venture and Hotel Joint Venture) in the Columbus Portfolio, a portfolio consisting of nine multifamily residential properties, and the Hotel JV Portfolio, a portfolio consisting of five limited-service hotel properties.

Consolidated Properties

Lower East Side Moxy Hotel

We wholly own the Lower East Side Moxy Hotel, a 303-room Marriott branded hotel located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022. The following table contains certain information for the Lower East Side Moxy Hotel for the date indicated.

	Location	Year Built	Year to Date September 30, 2025 Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2025	RevPAR for the Nine Months Ended September 30, 2025	ADR for the Nine Months Ended September 30, 2025
Lower East Side Moxy Hotel	Bowery, New York	2022	83,022	91%	$257.70	$281.80

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

	Location	Year Built	Leasable Units	Percentage Occupied as of September 30, 2025	Annualized Revenues based on Rents at September 30, 2025	Annualized Revenues per unit at September 30, 2025
Gantry Park Landing	Queens, New York	2013	199	96%	$10.5 million	$55,045

Annualized revenue is defined as the minimum monthly payments due as of September 30, 2025 annualized.

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

	Location	Year Built	Leasable Units	Percentage Occupied as of September 30, 2025	Annualized Revenues based on Rents at September 30, 2025	Annualized Revenue per unit at September 30, 2025
9 multifamily residential properties within the Columbus Joint Venture	Columbus, Ohio	2004	2,564	92%	$45.7 million	$19,311

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

Previously Owned Development Projects

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

During the fourth quarter of 2024, we entered into a purchase and sale agreement (the “Exterior Street Project Agreement”) with 355 Exterior Development Holdings LLC and 399 Exterior Development Holdings LLC (collectively, the “Exterior Street Buyers”), unaffiliated third parties, pursuant to which we would sell the Exterior Street Project, subject to certain conditions, at a contractual sales price of $84.0 million. Pursuant to the terms of the Exterior Street Project Agreement, we received a deposit of $2.5 million during the fourth quarter of 2024. This deposit was included in liabilities associated with assets held for sale on the consolidated balance sheets as of December 31, 2024.

During the second quarter of 2025, we received additional payments totaling $1.3 million from the Exterior Street Buyers. The additional payments, of which $1.1 million was not applied to the purchase price, provided the Exterior Street Buyers with the option to further extend the outside closing date of the transaction.

Subsequently on July 18, 2025, we completed the disposition of the Exterior Street Project to the Exterior Street Buyers pursuant to the terms of the Exterior Street Project Agreement. In connection with the disposition of the Exterior Street Project, we repaid in full the aggregate existing outstanding mortgage indebtedness of $40.0 million, which was secured by the Exterior Street Project. Our net proceeds related to the disposition of the Exterior Street Project were $36.5 million (including the deposit of $2.5 million previously received during the fourth quarter of 2024 and the additional payments of $1.3 million previously received during the second quarter of 2025), after the repayment of outstanding mortgage indebtedness and related transaction costs. During the third quarter of 2025, in connection with the disposition of the Exterior Street Project, we recognized a loss on disposition of real estate of $0.4 million.

The Exterior Street Project met the criteria to be classified as held for sale beginning in the fourth quarter of 2024 and therefore, it and its other assets as well as the associated liabilities were classified as held for sale on the consolidated balance sheet as of December 31, 2024.

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

See Notes 3 and 6 of the Notes to Consolidated Financial Statements for additional information.

Results of Operations

For the Three Months Ended September 30, 2025 vs. September 30, 2024

Consolidated

Rental revenues

Our rental revenues are primarily comprised of rental income and tenant recovery income from Gantry Park Landing.  Total rental revenues increased by $0.2 million to $2.8 million for the three months ended September 30, 2025 compared to $2.6 million for the same period in 2024. This increase reflects higher rental revenues for Gantry Park Landing primarily resulting from higher average monthly rent per unit during the 2025 period.

Hotel revenues

Our hotel revenues for the Lower East Side Moxy Hotel are comprised of room revenue and food, beverage and other revenue. During the three months ended September 30, 2025 compared to same period in 2024, the Lower East Side Moxy Hotel experienced increases in its RevPAR to $288.92 from $274.42 and ADR to $303.73 from $289.07 while the percentage of rooms occupied was relatively unchanged at 95%.

Total hotel revenues were $13.6 million and $13.1 million for the three months ended September 30, 2025 and 2024, respectively. Room revenue increased by $0.5 million to $8.1 million for the three months ended September 30, 2025 from $7.6 million for the same period in 2024 and food, beverage and other revenue increased by $0.2 million to $5.6 million for the three months ended September 30, 2025 from $5.4 million for the same period in 2024. The increase in room revenue was attributable to the higher ADR during the 2025 period.

Property operating expenses

Our property operating expenses are primarily comprised of expenses to operate Gantry Park Landing and certain holding costs related to the Exterior Street Project and the Santa Monica Project. Property operating expenses decreased slightly by $0.1 million to $0.7 million for the three months ended September 30, 2025 compared to $0.8 million for the same period in 2024.

Hotel operating expenses

Our total hotel operating expenses, consisting of room expenses and food and beverage costs, for the Moxy Lower East Side Hotel were $9.0 million and $8.8 million for three months ended September 30, 2025 and 2024, respectively. Room expenses were $4.6 million and $4.2 million and food and beverage costs were $4.4 million and $4.6 million for the three months ended September 30, 2025 and 2024, respectively. The increase in room expenses of $0.4 million was attributable to higher labor and utility costs during the 2025 period while the decrease in food and beverage costs of $0.2 million was attributable to better expense control measures during the 2025 period.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $0.9 million for the three months ended September 30, 2025 compared to $0.8 million for the same period in 2024.

General and administrative costs

General and administrative costs increased by $0.8 million to $1.7 million for the three months ended September 30, 2025 compared to $0.9 million for the same period in 2024. The increase in general and administrative costs was primarily related to professional fees incurred in connection with the amendments to the Moxy Mortgage Loans on August 15, 2025. See Note 6 of the Notes to Consolidated Financial Statements.

Impairment charge

During the third quarter of 2024, we recorded aggregate non-cash impairment charges of $34.4 million to reduce the carrying values of our Exterior Street Project and Santa Monica Project to their estimated fair values of $78.8 million and $19.0 million, respectively, as of September 30, 2024.

Depreciation and amortization

Depreciation and amortization was relatively unchanged at $1.8 million during both the three months ended September 30, 2025 and 2024.

Interest and dividend income

Interest and dividend income increased by $0.2 million to $0.9 million for the three months ended September 30, 2025 compared to $0.7 million for the same period in 2024. The increase in interest and dividend income is primarily attributable to an increase in interest income due to a substantially higher amount of cash on hand during the 2025 period as a result of the net proceeds from the disposition of the Exterior Street Project on July 18, 2025. See Note 3 of the Notes to Consolidated Financial Statements.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by $1.4 million to $5.0 million for the three months ended September 30, 2025 compared to $6.4 million for the same period in 2024. The decrease in interest expense during the 2025 period reflects the refinancing of the Gantry Park Mortgage Loan on January 28, 2025 and amendments to the Moxy Mortgage Loans on August 15, 2025 and changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods. See Note 6 of the Notes to Consolidated Financial Statements.

(Loss)/gain on disposition of real estate

On July 18, 2025, we completed the disposition of Exterior Street Project and recognized a loss on disposition of real estate of $0.4 million during the third quarter of 2025.

During the third quarter of 2024, we completed the sale of certain municipal impact fee credits, which were attributable to the development of our former outlet center located in St. Augustine, Florida, to an unrelated third-party for a contractual sales price of $2.7 million and recognized a gain on disposition of real estate of $2.7 million.

Unrealized gain on marketable equity securities

During the three months ended September 30, 2025 and 2024, we recorded unrealized gains on marketable equity securities of $5.6 million and $3.8 million, respectively.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated entity was $0.9 million during both the three months ended September 30, 2025 and 2024,. Our loss from investment in unconsolidated affiliated entity is attributable to our unconsolidated 19% joint venture ownership interest in the Columbus Joint Venture.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties that hold units in the Operating Partnership, (ii)  the interest in PRO previously held by our Sponsor through PRO’s liquidation on December 26, 2024, (iii) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other affiliates and (iv) the ownership interest in the Santa Monica Joint Venture held by an affiliate of our Sponsor.

For the Nine Months Ended September 30, 2025 vs. September 30, 2024

Consolidated

Rental revenues

Our rental revenues are primarily comprised of rental income and tenant recovery income from Gantry Park Landing.  Total rental revenues increased by $0.7 million to $8.6 million for the nine months ended September 30, 2025 compared to $7.9 million for the same period in 2024. This increase reflects higher rental revenues for Gantry Park Landing primarily resulting from higher average monthly rent per unit during the 2025 period.

Hotel revenues

Our hotel revenues for the Lower East Side Moxy Hotel are comprised of room revenue and food, beverage and other revenue. During the nine months ended September 30, 2025 compared to same period in 2024, the Lower East Side Moxy Hotel experienced increases in its RevPAR to $257.70 from $238.80 and ADR to $281.80 from $263.66 while the percentage of rooms occupied was relatively unchanged at 91%.

Total hotel revenues were $37.5 million and $37.4 million for the nine months ended September 30, 2025 and 2024, respectively. Room revenue increased by $1.6 million to $21.4 million for the nine months ended September 30, 2025 from $19.8 million for the same period in 2024 and food, beverage and other revenue decreased by $1.5 million to $16.1 million for the nine months ended September 30, 2025 from $17.6 million for the same period in 2024. The increase in room revenue was attributable to the higher ADR during the 2025 period.

Property operating expenses

Our property operating expenses are primarily comprised of expenses to operate Gantry Park Landing and certain holding costs related to the Exterior Street Project and the Santa Monica Project. Property operating expenses were relatively unchanged at $2.3 million during both the nine months ended September 30, 2025 and 2024.

Hotel operating expenses

Our total hotel operating expenses, consisting of room expenses and food and beverage costs, for the Moxy Lower East Side Hotel were $25.8 million and $26.6 million for nine months ended September 30, 2025 and 2024, respectively. Room expenses were $13.0 million and $11.9 million and food and beverage costs were $12.8 million and $14.7 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in room expenses of $1.1 million was attributable to higher labor and utility costs during the 2025 period while the decrease in food and beverage costs of $1.9 million was primarily attributable to the lower food, beverage and other revenue earned and better expense control measures during the 2025 period.

Real estate taxes

Real estate taxes increased by $0.4 million to $2.6 million for the nine months ended September 30, 2025 compared to $2.2 million for the same period in 2024.

General and administrative costs

General and administrative costs increased by $0.8 million to $3.7 million for the nine months ended September 30, 2025 compared to $2.9 million for the same period in 2024. The increase in general and administrative costs was primarily related to professional fees incurred in connection with the amendments to the Moxy Mortgage Loans in August 2025. See Note 6 of the Notes to Consolidated Financial Statements.

Impairment charge

During the third quarter of 2024, we recorded aggregate non-cash impairment charges of $34.4 million to reduce the carrying values of our Exterior Street Project and Santa Monica Project to their estimated fair values of $78.8 million and $19.0 million, respectively, as of September 30, 2024.

Depreciation and amortization

Depreciation and amortization were relatively unchanged at $5.3 million during both the nine months ended September 30, 2025 and 2024.

Interest and dividend income

Interest and dividend income increased by $0.5 million to $2.3 million for the nine months ended September 30, 2025 compared to $1.8 million for the same period in 2024. The increase in interest and dividend income is primarily attributable to a an increase in interest income due to a substantially higher amount of cash on hand during the 2025 period as a result of the net proceeds from the disposition of the Exterior Street Project on July 18, 2025. See Note 3 of the Notes to Consolidated Financial Statements.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by $1.1 million to $18.1 million for the nine months ended September 30, 2025 compared to $19.2 million for the same period in 2024. The decrease in interest expense during the 2025 period reflects the refinancing of the Gantry Park Mortgage Loan on January 28, 2025 and amendments to the Moxy Mortgage Loans on August 15, 2025 and changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods. See Note 6 of the Notes to Consolidated Financial Statements.

Gain on debt extinguishment

In connection with the Santa Monica Joint Venture’s transfer of ownership in the Santa Monica Project to the lender on June 18, 2025, the Santa Monica Joint Venture, which we consolidate, recorded a gain on debt extinguishment of $1.9 million during the second quarter of 2025. See Notes 3 and 6 of the Notes to Consolidated Financial Statements.

(Loss)/gain on disposition of real estate

On July 18, 2025, we completed the disposition of Exterior Street Project and recognized a loss on disposition of real estate of $0.4 million during the third quarter of 2025.

During the nine months ended September 30, 2024, we recognized an aggregate gain on the disposition of real estate of $13.6 million consisting of (i) a third quarter of 2024 gain of $2.7 million from the sale of certain municipal impact fee credits, which were attributable to the development of our former outlet center located in St. Augustine, Florida and (ii) the second quarter of 2024 aggregate gain of $10.9 million from the sales of two land parcels located in St. Augustine, Florida.

Unrealized gain on marketable equity securities

During the nine months ended September 30, 2025 and 2024, we recorded unrealized gains on marketable equity securities of $3.3 million and $5.8 million, respectively.

Loss from investment in unconsolidated affiliated real estate entity

Our loss from investment in unconsolidated affiliated entity was $2.7 million during both of the nine months ended September 30, 2025 and 2024. Our loss from investment in unconsolidated affiliated entity is attributable to our unconsolidated 19% joint venture ownership interest in the Columbus Joint Venture.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties that hold units in the Operating Partnership, (ii)  the interest in PRO previously held by our Sponsor through PRO’s liquidation on December 26, 2024, (iii) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other affiliates and (iv) the ownership interest in the Santa Monica Joint Venture held by an affiliate of our Sponsor.

Financial Condition, Liquidity and Capital Resources

Overview:

As of September 30, 2025, we had $73.2 million of cash on hand, $6.3 million of restricted cash and $43.2 million of marketable securities. Additionally, we have the ability to make draws from a non-revolving line of credit (the “Line of Credit”), subject to certain conditions, and a margin loan (the “Margin Loan”). See “Notes Payable” for additional information. We currently believe that these items along with revenues from our operating properties and interest and dividend income earned on our cash and marketable securities will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures, contributions to our unconsolidated affiliated entity (Columbus Joint Venture), redemptions and cancellations of Common Shares, and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and/or refinancing of existing debt.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for so-called “balloon” payments.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of September 30, 2025, our total borrowings of $222.4 million represented 116% of net assets.

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

In addition to meeting working capital needs and making distributions to our stockholders, if any, required to maintain our status as a REIT, our capital resources are used to make certain payments to our Advisor and its affiliates, including payments for asset acquisition fees and the reimbursement of acquisition related expense, development fees, construction management fees, leasing commissions, asset management fees, and property management fees (except for our Lower East Side Moxy Hotel, which is managed by unrelated third party property managers). We also reimburse our Advisor and its affiliates for actual expenses it incurs for certain administrative and other services provided to us. In the event of a liquidation of our assets, we may pay the Advisor or its affiliates disposition commissions.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred and reimbursement associated with the payments to our Advisor and their affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset management fees (general and administrative costs)	$480	$498	$1,455	$1,508
Property management fees (property operating expenses)	80	75	238	230
Development fees and cost reimbursement(1)	26	11	118	32
Total	$586	$584	$1,811	$1,770

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed. Once construction is substantially completed these amounts are recorded as property operating expenses.

During the first quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management fees. As of December 31, 2024, we owed the Advisor and its affiliated entities $3.0 million, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. During the third quarter of 2025, we paid the advisor the asset management fees that had been previously deferred and resumed timely payments of quarterly asset management fees payable to the Advisor. See Note 8 of Notes to Consolidated Financial Statements.

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

During the nine months ended September 30, 2025 and 2024, no distributions were declared and paid on the SLP units.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2025	2024

Net cash used in operating activities	$(4,246)	$(2,929)
Net cash provided by investing activities	76,303	16,104
Net cash (used in)/provided by financing activities	(28,880)	2,585
Change in cash, cash equivalents and restricted cash including those classified within assets held for sale	43,177	15,760
Add: cash, cash equivalents and restricted cash previously classified within assets held for sale	1,251	-
Change in cash, cash equivalents and restricted cash	44,428	15,760

Cash, cash equivalents and restricted cash, beginning of year	35,119	18,360
Cash, cash equivalents and restricted cash, end of the period	$79,547	$34,120

Operating activities

The net cash used in operating activities of $4.2 million for the nine months ended September 30, 2025 consists of the following:

●	cash outflows of $2.5 million from our net loss after adjustment for non-cash items; and
●	cash outflows of $1.8 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $76.3 million or the nine months ended September 30, 2025 is related to the following:

●	the purchase of investment property of $0.7 million;
●	net proceeds from the sale of marketable securities of $0.3 million; and
●	proceeds from the disposition of the Exterior Street Project of $76.7 million.

Financing activities

The net cash used in financing activities of $28.9 million for the nine months ended September 30, 2025 is related to the following:

●	debt principal payments of $105.6 million;
●	proceeds from mortgage financing of $83.5 million;
●	payment of financing fees and expenses of $2.5 million;
●	redemptions and cancellation of common shares of $2.7 million
●	distributions paid to noncontrolling interests of $1.9 million; and
●	contributions received from noncontrolling interests of $0.4 million.

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

Santa Monica Loan

On June 30, 2022, the Santa Monica Joint Venture obtained the Santa Monica Loan, a non-recourse loan of up to $33.1 million which initially bore interest at SOFR + 3.5%. The Santa Monica Loan required monthly interest-only payments with the outstanding principal balance due at its maturity date and was previously collateralized by a promissory note, which was issued by the Santa Monica Joint Venture. During the first quarter of 2023, the Santa Monica Joint Venture received a $14.0 million principal paydown on the promissory note, of which $11.3 million was used to make a principal paydown on the Santa Monica Loan, which reduced its outstanding balance to $21.5 million. The Santa Monica Loan was initially scheduled to mature on December 30, 2023, however, on September 5, 2023, the Santa Monica Joint Venture exercised an option to extend its maturity date to February 29, 2024.

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

On June 18, 2025, the Santa Monica Joint Venture completed the transfer of ownership of the Santa Monica Project to the lender via a deed-in-lieu of foreclosure transaction. Upon consummation of the transfer of ownership of the Santa Monica Project, the lender assumed the risks and rewards of ownership and took legal title and physical possession of the Santa Monica Project and assumed all related liabilities, including the Santa Monica Loan of $19.5 million and its accrued and unpaid interest of $1.8 million, and released the Santa Monica Joint Venture of any claims against the liabilities assumed. See Note 3 of the Notes to Consolidated Financial Statements.

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

During the fourth quarter of 2024, we entered into the Exterior Street Project Agreement providing for the sale of the Exterior Street Project to the Exterior Street Buyers. Additionally, during the fourth quarter of 2024, the Exterior Street Project met the criteria to be classified as held for sale and therefore, it, and its other assets and its associated liabilities (including the Exterior Street Loans) were classified as held for sale on the consolidated balance sheets as of December 31, 2024.

On July 18, 2025, we completed the disposition of the Exterior Street Project pursuant to the terms of the Exterior Street Project Agreement. In connection with the disposition of the Exterior Street Project, we repaid in full the existing outstanding mortgage indebtedness of $40.0 million secured by the Exterior Street Project. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Moxy Mortgage Loans

On November 29, 2023, we entered into a senior mortgage loan facility (the “Moxy Senior Loan”) with an unrelated third party providing for up to $110.0 million. At closing, $106.1 million of proceeds were advanced under the Moxy Senior Loan and the remaining availability of $3.9 million could only be drawn to cover operating losses, subject to various conditions. The Moxy Senior Loan bore interest at SOFR plus 4.00%, subject to a 7.50% floor, and was scheduled to mature on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of December 31, 2024, the outstanding principal balance of the Moxy Senior Loan was $108.5 million and its remaining availability was $1.5 million.

Simultaneously on November 29, 2023, we also entered into a junior mortgage loan facility (the “Moxy Junior Loan”) with an unrelated third party providing for up to $31.3 million. At closing, $30.2 million of proceeds were advanced under the Moxy Junior Loan and the remaining availability of $1.1 million could only be drawn for operating losses, subject to various conditions. The Moxy Junior Loan bore interest at SOFR plus 8.75%, subject to a 12.25% floor, and was scheduled to mature on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of December 31, 2024, the outstanding principal balance of the Moxy Senior Loan was $30.9 million and its remaining availability was $0.4 million.

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

On August 15, 2025, the Moxy Senior Loan was amended to increase its availability by $14.7 million providing up to $124.7 million, its maturity was extended to  September 15, 2028 and its interest rate was prospectively reduced to SOFR plus 3.25%, subject to a 6.50% floor. As of September 30, 2025, the Moxy Senior Loan was fully funded and its outstanding principal balance was $124.7 million.

Simultaneously, on August 15, 2025, the Moxy Junior Loan was also amended pursuant to which its maturity was extended to September 15, 2028 and its interest rate was prospectively reduced to SOFR plus 7.75%, subject to a 11.00% floor. As of September 30, 2025, the outstanding principal balance of the Moxy Junior Loan was $31.0 million and its remaining availability was $0.3 million.

Pursuant to the terms of the Moxy Mortgage Loans, we were required to enter into two interest rate cap contracts with an aggregate notional amount equal to the total maximum amounts then available under the Moxy Senior Loan and the Moxy Junior Loan for as long as the Moxy Mortgage Loans remain outstanding.

On November 29, 2023, we entered into two interest rate cap agreements with notional amounts of $110.0 million and $31.3 million pursuant to which the SOFR rate was capped at 5.50% through June 1, 2025 and December 1, 2024 for the Moxy Senior Loan and the Moxy Junior Loan, respectively. On May 30, 2025, we restructured the interest rate cap agreement for the Moxy Senior Loan with a notional amount of $110.0 million pursuant to which the SOFR rate is capped at 5.50% through June 1, 2026. On August 15, 2025, in connection with the amendment of the Moxy Senior Loan, we restructured the interest rate cap agreement for the Moxy Senior Loan to increase the notional amount by $14.7 million to $124.7 million pursuant to which the SOFR rate is capped at 5.50% through June 1, 2026. On November 22, 2024, we restructured the interest rate cap agreement for the Moxy Junior Loan with a notional amount of $31.3 million pursuant to which the SOFR rate is capped at 5.50% through December 1, 2025.

Contractual Mortgage Obligations

The following is a summary of our contractual mortgage obligations outstanding over the next five years and thereafter as of September 30, 2025.

Contractual Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Principal Payments	$185	$761	$811	$155,787	$-	$64,860	$222,404
Interest Payments(1)	4,376	17,525	17,475	14,172	4,140	703	58,391

Total Contractual Obligations	$4,561	$18,286	$18,286	$169,959	$4,140	$65,563	$280,795

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate, as applicable as of September 30, 2025 was used.

Certain of our debt agreements require the maintenance of prescribed ratios, including debt service coverage. As of September 30, 2025, we were in compliance with all our financial covenants. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Mortgage Debt Maturities

We have no additional significant maturities of mortgage debt over the next 12 months.

Notes Payable

Margin Loan

We have access to the Margin Loan from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (4.98% as of September 30, 2025) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of both September 30, 2025 and December 31, 2024.

Line of Credit

We have a Line of Credit with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 40% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2026 and bears interest at SOFR plus 1.35% (5.48% as of September 30, 2025). The Line of Credit is collateralized by an aggregate of 200,247 of Simon OP Units. As of September 30, 2025, the amount of borrowings available to be drawn under the Line of Credit was $15.0 million. No amounts were outstanding under the Line of Credit as of both September 30, 2025 and December 31, 2024.

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

Our SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or certain hardships and the price for all such purchases has been set at our estimated NAV per Share as of the date of actual redemption. Our estimated NAV per Share is determined by our Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

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

For the nine months ended September 30, 2025, we repurchased 240,352 Common Shares at a weighted average price per share of $11.22. For the nine months ended September 30, 2024, we repurchased 243,754 Common Shares at a weighted average price per share of $11.88.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income/(loss)	$2,596	$(31,941)	$(7,418)	$(29,649)
FFO adjustments:
Depreciation and amortization	1,791	1,755	5,336	5,260
Adjustments to equity earnings from unconsolidated affiliated entity	651	617	1,928	1,806
Income tax on redemptions of preferred investments in related parties	-	-	-	808
Impairment charge	-	34,353	-	34,353
Loss/(gain) on disposal of investment property	441	(2,749)	441	(13,601)

FFO	5,479	2,035	287	(1,023)
MFFO adjustments:
Noncash adjustments:
Mark to market adjustments (1)	(5,626)	(3,736)	(3,318)	(5,762)
Gain on debt extinguishment (2)	-	-	(1,929)	-
Loss on sale of marketable securities (2)	-	-	108	-

MFFO	(147)	(1,701)	(4,852)	(6,785)
Straight-line rent (3)	7	13	21	32
MFFO - IPA recommended format	$(140)	$(1,688)	$(4,831)	$(6,753)

Net income/(loss)	$2,596	$(31,941)	$(7,418)	$(29,649)
Less: (income)/loss attributable to noncontrolling interests	(109)	9,353	(178)	9,304
Net income/(loss) applicable to Company’s common shares	$2,487	$(22,588)	$(7,596)	$(20,345)
Net income/(loss) per common share, basic and diluted	$0.12	$(1.06)	$(0.36)	$(0.95)

FFO	$5,479	$2,035	$287	$(1,023)
Less: FFO attributable to noncontrolling interests	(334)	8,422	(826)	8,183
FFO attributable to Company’s common shares	$5,145	$10,457	$(539)	$7,160
FFO per common share, basic and diluted	$0.24	$0.49	$(0.03)	$0.33

MFFO - IPA recommended format	$(140)	$(1,688)	$(4,831)	$(6,753)
Less: MFFO attributable to noncontrolling interests	(207)	(8)	226	(132)
MFFO attributable to Company’s common shares	$(347)	$(1,696)	$(4,605)	$(6,885)

Weighted average number of common shares outstanding, basic and diluted	21,036	21,358	21,116	21,438

Notes:

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable equity securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(3)	Under GAAP, rental income is recognized on a straight-line basis through the expiration of the non-cancelable term of the lease. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO attributable to our common shares:

From inception through
September 30, 2025

FFO attributable to Company’s common shares	$252,027
Distributions paid	$292,086

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 14, 2025, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: November 14, 2025	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)