Form 10-K
period 2025-12-31
Lightstone Value Plus REIT I, Inc.
filed 2026-03-30
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2025

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

There is no established market for the registrant’s shares of common stock (“Common Shares”). On March 20, 2026, the registrant’s board of director determined and approved an estimated net asset value (“NAV”) per Common Share, as of December 31, 2025, of $11.66. For a full description of the methodologies used to estimate the registrant’s NAV per Share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information”. As of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, there were 21.1 million Common Shares held by non-affiliates of the registrant. As of March 16, 2026, there were 20.9 million Common Shares held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT I, INC.

i

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT I, Inc. and our subsidiaries (which may be referred to herein as “Lightstone REIT I”, the “Company,” “we,” “us” or “our”). Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These forward-looking statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on them. Although we believe the expectations reflected in any forward-looking statements contained in this Annual Report are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results of operations may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as the intensely competitive market environment in the real estate industry, inflation, the impact of tariffs and global trade disruptions, recessionary pressure, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, the potential for violence, civil unrest, criminal activity or terrorism at our real estate properties, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities; natural or other disasters, security breaches that could compromise our information technology or infrastructure, cybercrime, and uncertainties regarding outbreaks of contagious diseases leading to pandemics, epidemics or public health crises and the associated governmental restrictions that could impact our results of operations and financial condition;

●	the availability of cash to fund our operations; including our future property operating expenses, general and administrative costs, regularly scheduled debt service, upcoming principal maturities and capital expenditures for our real estate properties;

●	the availability of cash to fund any redemptions of our shares of common stock (“Common Shares”);

●	the risks associated with the determination of our net asset value (“NAV”) per Common Share (“NAV per Share”);

●	the availability of cash flow from our operating activities to fund any distributions required to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our external advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	any disruptions in the financial markets that may adversely affect the availability of credit generally, and any failure by us to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	risks associated with our acquisition or origination of real estate investments, including the ability to diversify our portfolio of assets;

ii

●	risks related to any joint venture investments;

●	changes in market factors that could impact the rental rates and operating costs associated with our real estate investments;

●	our ability to secure leases at favorable rental rates for our real estate investments;

●	risks associated with the management of our assets;

●	general risks related to real estate investments, including their illiquidity;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	the risk of impairment charges on our assets;

●	the risks associated with technological advances and challenges, such as the use and impact of artificial intelligence and machine learning;

●	unfavorable changes in laws, ordinances or regulations impacting our business, our assets or our key relationships;

●	changes in tax laws or regulations that result in adverse tax consequences; and

●	our continued ability to maintain our status as a REIT.

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

iii

PART I.

Dollar amounts in this Annual Report on Form 10-K (the “Annual Report”) are presented in thousands, except per share/unit data, revenue per available room (“RevPAR”), average daily rate (“ADR”) and where indicated in millions. References to quarters in this Annual Report are based on calendar quarters.

ITEM 1. BUSINESS:

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

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of our current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of December 31, 2025, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

Lightstone REIT I, together with the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT I, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through our Operating Partnership, we own, operate and develop commercial and multifamily residential properties and make other real estate-related investments, principally in the U.S. Our real estate investments are held by us alone or jointly with other parties. We may also originate or acquire mortgage loans secured by real estate. Although most of our investments are of these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests. Since our inception, we have owned and managed various commercial and multifamily residential properties located throughout the U.S. We evaluate all of our real estate investments as one operating segment. We intend to hold our real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of December 31, 2025, we (i) have ownership interests in and consolidate two operating properties and (ii) have ownership interests through three unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Portfolio”) located in the Columbus, Ohio metropolitan area; an aggregate 151-acre plot of land (the “Jones Road Property”) located in Spartanburg, South Carolina, consisting of various parcels, including one which is suitable for the immediate development of a data center; and a portfolio of five limited-service hotels (the “Hotel JV Portfolio”).

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

With respect to our unconsolidated properties, we have a 19% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns the Columbus Portfolio; we, through our 47.7% joint venture ownership interest in the Jones Road Investor Member LLC (the “LSG Joint Venture”), have an indirect 45.3% joint venture ownership interest in Jones Road Member LLC (the “Jones Road Joint Venture”), which owns the Jones Road Property; and we have a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”), which owns the Hotel JV Portfolio. We account for our ownership interests in the Columbus Joint Venture and the LSG Joint Venture under the equity method of accounting and they are included in investments in unconsolidated affiliated entities on our consolidated balance sheets. We account for our ownership interest in the Hotel Joint Venture using a measurement alternative pursuant to which our investment is measured at cost, adjusted for observable price changes and impairments, if any, and it is classified as investment in related party joint venture on our consolidated balance sheets. Both the Columbus Joint Venture and the Hotel Joint Venture are between us and related parties. The LSG Joint Venture, which is between us and related parties, has a 95% joint venture ownership interest in the Jones Road Joint Venture while an unrelated third-party has the remaining 5% joint venture ownership.

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

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal information technology and investor relations. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from another party or other parties.

Our Common Shares are not listed on any national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing them would be in the best interest of our stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during 2008 and 2009 and remain outstanding as of December 31, 2025.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include the joint venture ownership interests held by either the Sponsor or its affiliates in (i) Pro-DFJV Holdings LLC (“PRO”) through its liquidation on December 26, 2024, (ii) the 2nd Street Joint Venture and (iii) the LSC 1543 7th LLC (the “Santa Monica Joint Venture”). PRO’s holdings principally consisted of common units (“Simon OP Units”) of Simon Property Group, L.P., the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. The 2nd Street Joint Venture owns Gantry Park Landing and the Santa Monica Joint Venture previously owned certain land parcels located in Santa Monica, California, on which a multifamily residential project (the “Santa Monica Project”) had been proposed. The Santa Monica Joint Venture transferred its ownership interest in the Santa Monica Project to the mortgage lender on June 18, 2025  (see Notes 3 and 6 of the Notes to Consolidated Financial Statements for additional information).

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

Investment Objectives

Our primary objectives are:

●	to achieve capital appreciation in our investments in real estate properties and other real estate-related investments; and

●	to generate income without subjecting our investors capital contributions to undue risk.

Investment Policies

We have and expect to continue to invest in commercial and multifamily residential properties, such as office, industrial, retail, hospitality and multifamily residential apartments, and make other real estate-related investments; such as through preferred investments or the origination of mortgage and mezzanine loans. Our investments may be made through the acquisition of or the development and construction of properties.

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

Financing Policies

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2025, our total borrowings represented 115% of net assets.

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

Sale and Disposition Policies

We intend to hold our real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. As each of our investments reaches what we believe to be its optimum value, we may consider disposing of it and may do so for the purpose of reinvesting all or a portion of the net sales proceeds into other real estate properties and/or real estate-related investments, distributing all or a portion of the net sale proceeds to our stockholders or satisfying our other obligations. An investment may be sold at any time if, in the judgment of our Advisor and our independent board members, its sale is determined to be in our best interests.

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT, commencing with the taxable year ended December 31, 2005. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the U.S., (“GAAP”)), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our earnings and net cash available for distribution to our stockholders, if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a taxable REIT subsidiary (“TRS”), including when we acquire or develop and construct a hotel we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

Concentration of Credit Risk

As of December 31, 2025 and 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, new and existing competition, inflation, the impact of tariffs and global trade disruptions, recessionary pressures, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, potential violence, civil unrest, criminal activity or terrorism, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities, natural and other disasters, security breaches and cybercrime, any disruptions in the financial markets that may adversely affect the availability or terms of financings, unfavorable changes in laws, ordinances and regulations, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, and loss of key relationships.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation or tariffs, higher interest rates, labor and supply chain challenges, and other changes in economic conditions, could adversely affect our future results of operations and financial condition.

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

Available Information

We electronically submit various filings to the U.S. Securities and Exchange Commission (the “SEC”) including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Copies of our filings with the SEC may be obtained from our website at www.lightstonecapitalmarkets.com or at the SEC’s website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this or any of our other filings.

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

ITEM 2. PROPERTIES:

As of December 31, 2025, we (i) have ownership interests in and consolidate two operating properties and (ii) have ownership interests through three unconsolidated joint ventures in the Columbus Portfolio, a portfolio of nine multifamily residential properties located in the Columbus, Ohio metropolitan area; the Jones Road Property, an aggregate 151-acre plot of land located in Spartanburg, South Carolina, consisting of various parcels of land, including one which is suitable for the immediate development of a data center; and the Hotel JV Portfolio, a portfolio of five limited-service hotels.

Consolidated Properties

Lower East Side Moxy Hotel

We wholly own the Lower East Side Moxy Hotel, a 303-room Marriott branded hotel located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022. The following table contains certain information for the Lower East Side Moxy Hotel.

	Location	Year Built	Available Rooms for the Year Ended December 31, 2025	Percentage Occupied for the Year Ended December 31, 2025	RevPAR for the Year Ended December 31, 2025	ADR for the Year Ended December 31, 2025

Lower East Side Moxy Hotel	Manhattan, New York	2022	110,898	93%	$285.39	$308.55

Gantry Park Landing

We have a 59.2% majority ownership interest in the 2nd Street Joint Venture, which developed, constructed and owns Gantry Park Landing, a 199-unit luxury, multifamily residential property, located in the Long Island City neighborhood in the Queens borough of New York City. The 2nd Street Joint Venture is between us and an affiliate of the Sponsor, which is a related party. We consolidate the 2nd Street Venture and account for the other interest as a noncontrolling interest in our consolidated financial statements. The following table contains certain information for Gantry Park Landing.

	Location	Year Built	Leasable Units	Perentage Occupied as of December 31, 2025	Revenues based on rents as of December 31, 2025	Annualized Revenue per Unit as of December 31, 2025

Gantry Park Landing	Queens, New York	2013	199	96%	$10.6 million	$55,958

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2025 annualized.

Unconsolidated Properties

Jones Road Property

Through our 47.7% joint venture ownership interest in the LSG Joint Venture, we hold a 45.3% indirect joint venture ownership interest in the Jones Road Joint Venture, which owns the Jones Road Property, an aggregate 151-acre plot of land located in Spartanburg, South Carolina, consisting of various parcels, including one suitable for the immediate development of a data center. We account for our ownership interest in the LSG Joint Venture under the equity method of accounting. The LSG Joint Venture, which is between us and related parties, has a 95% joint ownership interest in the Jones Road Joint Venture while an unrelated third party has the remaining 5% joint venture ownership.

Columbus Portfolio

We hold a 19% joint venture ownership interest in the Columbus Joint Venture, which owns the Columbus Portfolio. We account for our ownership interest in the Columbus Joint Venture under the equity method of accounting. The Columbus Joint Venture is between us and two affiliates of the Sponsor, which are related parties. The following table contains certain information for the Columbus Portfolio.

	Location	Year Built	Leasable Units	Percentage Occupied as of December 31, 2025	Annualized Revenues Based on Rents as of December 31, 2025	Annualized Revenue per Unit as of December 31, 2025

Columbus Portfolio	Columbus, Ohio	2004	2,564	93%	$45.6 million	$19,203

Annualized revenues is defined as the minimum monthly payments due as of December 31, 2025 annualized.

Hotel JV Portfolio

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

Various claims have been asserted against the 2nd Street Joint Venture, including that the rents at Gantry Park Landing have been in excess of the lawfully allowable amounts. While any dispute has an element of uncertainty, the 2nd Street Joint Venture believes that the likelihood of an unfavorable outcome with respect to these matters is remote and therefore, no provision for loss has been recorded in connection therewith.

Other than the aforementioned matter, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 16, 2026, Lightstone REIT I had 20.9 million Common Shares outstanding, held by a total of 5,875 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Market Information

Our Common Shares are not listed on any national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing them would be in the best interest of our stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

Estimated Net Asset Value (“NAV”) and NAV per Common Share (“NAV per Share”)

On March 20, 2026, our Board of Directors determined and approved our estimated NAV of $274.2 million and resulting NAV per Share of $11.66. Our estimated NAV and resulting NAV per Share is after allocations of value to the SLP Units in our Operating Partnership, held by Lightstone SLP, LLC, an affiliate of our “Advisor, an affiliate of our Sponsor during our Offering, which terminated on October 28, 2008. The estimated NAV and resulting estimated NAV per Share assumes a liquidation event as of December 31, 2025. From our inception through the termination of our Offering, Lightstone SLP, LLC contributed aggregate cash of $30.0 million in exchange for an aggregate of 300 SLP Units, at a cost of $100,000 per unit. The purchase price of the SLP Units will only be repaid after stockholders receive a stated preferred return and their net investment. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of December 31, 2025 and are effective as of March 20, 2026.

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

Our estimated NAV and resulting NAV per Share as of December 31, 2025 were calculated with both the assistance of our Advisor and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities, other noncontrolling interests and allocation of value to the SLP Units. Our Advisor recommended and our Board of Directors established the estimated NAV and resulting NAV per Share as of December 31, 2025 based upon the analysis and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities, other noncontrolling interests and any allocation of value to the SLP Units, is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs.” We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our estimated NAV and resulting NAV per Share as of December 31, 2025 was approved by our Board of Directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

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

As of December 31, 2025, we have ownership interests in 12 investment properties, of which two are consolidated and ten are unconsolidated and accounted for under the equity method of accounting. We also have an 2.5% joint venture ownership interest in (the Hotel Joint Venture), which owns the Hotel JV Portfolio, a portfolio of five limited-service hotels, for which we account for our ownership interest using a measurement alternative pursuant to which our investment is measured at cost, adjusted for observable price changes and impairments, if any.

With respect to our estimated NAV and resulting NAV per Share as of December 31, 2025, Stanger prepared an appraisal report summarizing key inputs and assumptions, for one of our two wholly owned and consolidated properties consisting of the Lower East Side Moxy Hotel, a 303-room Marriott branded hotel located in the Lower East Side neighborhood of the Manhattan borough in New York City, which we developed, constructed and opened for business on October 27, 2022. Ten other properties were appraised by other independent third-party valuation firms and not by Stanger, while our Advisor provided an opinion of value for the remaining property.

The ten properties appraised by other independent third party valuation firms consist of (i) Gantry Park Landing, a 199-unit luxury, multifamily residential property located in the Long Island City neighborhood of the Queens borough of New York City, which was developed, constructed and is owned by the 2nd Street Joint Venture, a joint venture between us and a related party, in which we have a 59.2% majority ownership interest that we consolidate and (ii) the Columbus Portfolio, a portfolio of nine multifamily residential properties located in the Columbus, Ohio metropolitan area which are owned by the Columbus Joint Venture, a joint venture between us and related parties, in which we have a 19% ownership interest that we account for under the equity method of accounting.

The remaining property valued by our Advisor consists of the Jones Road Property, an aggregate 151-acre plot of land located in Spartanburg, South Carolina, consisting of various parcels, including one suitable for the immediate development of a data center. which is owned by the Jones Road Joint Venture a joint venture between us, a related party, and a third party, in which we have a 45.3% indirect ownership interest that we account for under the equity method of accounting.

Stanger also prepared a NAV report (the “December 2025 NAV Report”), which summarized the values of our ownership interests in the 12 investment properties, investments in related parties, non-real estate assets, liabilities, other noncontrolling interests and the allocation of value to the SLP Units which was used to calculate our estimated NAV and resulting NAV per Share, all as of December 31, 2025. The values of our ownership interests in real estate properties were based upon the appraisal report for the Lower East Side Moxy Hotel prepared by Stanger and the appraisal reports prepared by other independent third-party valuation firms for the ten properties not appraised by Stanger and the value determined by our Advisor for the Jones Road Property. The values of our non-real estate assets, liabilities, other noncontrolling interests and allocation of value to the SLP Units were based upon (i) Stanger’s estimated values for the allocation of value to the SLP Units and (ii) our Advisor’s estimated opinion of value for our cash and cash equivalents, investments in related parties, marketable securities, prepaid expenses, restricted cash and other assets, mortgage notes payable, other liabilities and other noncontrolling interests.

The table below sets forth the calculation of our estimated NAV and resulting NAV per Share as of December 31, 2025, as well as the comparable calculation as of December 31, 2024. Certain amounts are reflected net of noncontrolling interests, as applicable.

	As of December 31, 2025		As of December 31, 2024
	Value	Per Share	Value	Per Share

Net Assets:
Investment properties	$335,434	$15.65	$334,102	$15.36
Non-Real Estate Assets:
Cash and cash equivalents	60,909		26,076
Investment in unconsolidated affiliated entities	30,577		20,165
Investments in related parties	740		781
Marketable securities	42,634		40,180
Assets held for sale	-		80,592
Other assets	12,147		10,543
Total non-real estate assets	147,007	6.86	178,337	8.20
Total Assets	482,441	22.51	512,439	23.56
Liabilities:
Mortgage notes payable	(196,294)		(187,573)
Liabilities held for sale	-		(42,866)
Other liabilities	(11,953)		(14,591)
Total liabilities	(208,247)	(9.72)	(245,030)	(11.26)
Other noncontrolling interests	-	-	-	(0.01)
Net Asset Value before Allocations to SLP Units	274,194	12.79	267,409	12.29
Allocations to SLP Units	(24,226)	(1.13)	(28,935)	(1.33)
Net Asset Value	$249,968	$11.66	$238,474	$10.96

Shares of Common Stock Outstanding(1)	21,434		21,754

Note:

(1)	Includes 0.5 million Common Shares assuming the conversion of an equal number of common units (“Common Units in the Operating Partnership.

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our estimated NAV and resulting NAV per Share. In connection with determining our estimated NAV and resulting NAV per Share, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our Board of Directors to assist our Advisor in the calculation of our estimated NAV and resulting NAV per Share as of December 31, 2025. Stanger’s service included appraising the Lower East Side Moxy Hotel and preparing the December 2025 NAV Report. Stanger relied on the appraisals prepared by other independent third-party valuation firms for 10 of the 11 investment properties and the Hotel Joint Venture which were not appraised by Stanger and the Advisor’s opinion of value for the Jones Road Property. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our investment properties. Stanger’s appraisal report for the Lower East Side Moxy Hotel was performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. Stanger’s appraisal report for the Lower East Side Moxy Hotel was reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where the investment property is located. The use of the report is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third party indications of interest for our Common Shares in connection with possible purchases thereof or the acquisition of all or any part of us.

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

Stanger is actively engaged in the business of appraising commercial real estate properties, similar to those investment properties wholly and partially owned by us, in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our Board of Directors to deliver their reports to assist in the estimated NAV and resulting NAV per Share calculations as of December 31, 2025 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Stanger was previously engaged by us for appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us, our Sponsor and/or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Stanger Appraisal Reports.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised value of the appraisal report for the Lower East Side Moxy Hotel was determined by Stanger. Stanger’s reports are addressed to our Board of Directors to assist them in their determination of our estimated NAV and resulting NAV per Share as of December 31, 2025. Stanger’s reports are not addressed to the public, may not be relied upon by any other person to establish our estimated NAV and resulting NAV per Share, and do not constitute a recommendation to any person to purchase or sell any of our Common Shares.

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

The following is a summary of our valuation methodologies used to value our assets and liabilities by key component:

Investment Properties:

As of December 31, 2025, we have ownership interests in (i) two consolidated properties (the “Consolidated Properties”) and (ii) ten equity method unconsolidated properties held in joint ventures (the “Unconsolidated Equity Method Properties” and collectively, the ’‘Investment Properties”). We also have an 2.5% joint venture ownership interest in the Hotel Joint Venture which owns the Hotel JV Portfolio See “Investment in Related Party” below for additional information.

With respect to the Consolidated Properties as of December 31, 2025, we majority own and consolidate the operating results and financial condition of the Lower East Side Moxy Hotel and Gantry Park Landing. We (i) wholly own the Lower East Side Moxy Hotel and (ii) have a 59.2% joint venture ownership interest in Gantry Park Landing.

With respect to the Equity Method Properties as of December 31, 2025, we have a 19% ownership interest in the Columbus Joint Venture which owns the Columbus Portfolio and a 45.3% indirect ownership interest in the Jones Road Joint Venture which owns the Jones Road Property. We do not consolidate our ownership interests in the Columbus Joint Venture and Jones Road Joint Venture, but rather account for them under the equity method of accounting.

As described above, we engaged Stanger to provide an appraisal for the Lower East Side Moxy Hotel as of December 31, 2025. For 10 of the 11 investment properties and the Hotel Joint Venture which were not appraised by Stanger, we also engaged other independent third-party valuation firms to provide appraisal reports for 10 of these 11 investment properties and the Hotel Joint Venture and our Advisor provided an opinion of value for the Jones Road Property. In preparing their appraisal reports, the scope of the work performed by Stanger and the other independent third-party valuation firms included the following procedures, as well other factors:

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

The following summarizes the key assumptions that were used in each DCF Analysis to estimate the values of the indicated Consolidated Properties as of December 31, 2025:

	Consolidated Properties
	Lower East Side Moxy Hotel	Gantry Park Landing

Exit capitalization rate	7.00%	5.25%
Discount rate	8.75%	7.00%
Annual market rent growth rate	3.19%	3.29%
Annual NOI growth rate	2.72%	1.80%
Holding period (in years)	10	10

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

	Change in NAV per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points
Capitalization rate	$(0.32)	$0.34
Discount rate	$(0.28)	$0.28

As of December 31, 2025, the aggregate estimated fair value of our ownership interests in the Consolidated Properties was $335.4 million.

Equity Method Properties

Jones Road Venture – Jones Road Property

Because the Jones Road Joint Venture acquired the Jones Road Property on December 11, 2025 for aggregate consideration of $18.0 million, our Advisor determined its estimated fair value as of December 31, 2025 was unchanged. As a result, the estimated fair value of our 45.3% joint venture ownership interest in the Jones Road Joint Venture of $10.4 million was calculated on the gross estimated fair value of the Jones Road Property of $18.0 million plus all other non-real estate asset and liabilities of $4.0 million.

Columbus Joint Venture – Columbus Properties

As of December 31, 2025, the estimated fair value of our 19% joint venture ownership interest in the Columbus Joint Venture of $20.1 million was calculated based on our pro rata share of the gross appraised value of the Columbus Properties of $495.0 million less the fair value of the outstanding indebtedness of $402.9 million plus all other non-real estate assets and liabilities, net of $13.9 million. The estimated fair value of our 19% joint venture ownership interest in the Columbus Joint Venture of $20.1 million compared to our carrying value of $12.8 million, both as of December 31, 2025, equates to an increase in value of 57.0%.

The estimated aggregate gross fair value of the Columbus Properties was determined by another independent valuation firm using a DC analysis for each of the nine multifamily residential properties. Capitalization rates ranged from 5.25% to 6.00%. While we believe that the assumptions utilized are reasonable, a change in these assumptions would affect the calculation of the value of these investment properties. A 25-basis point increase and decrease in the capitalization rates would change our NAV per Share by an estimated $(0.18) and $0.20, respectively. This estimate is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, this assumption could change by more or less than 25 basis points or not at all.

Cash and cash equivalents: As of December 31, 2025, the estimated value of our cash and cash equivalents approximate their carrying value due to their short maturities.

Investment in related party: As of December 31, 2024, we have a 2.5% non-managing ownership interest in the Hotel Joint Venture, which owns the Hotel JV Portfolio, consisting of five limited-service hotels. The Joint Venture is between us and the operating partnership of Lightstone II, a real estate investment trust also sponsored by our Sponsor, which has a 97.5% managing ownership interest in the Hotel Joint Venture. We do not consolidate our ownership interest in the Hotel Joint Venture but rather account for it using a measurement alternative under which the Joint Venture is measured at cost, adjusted for observable price changes and impairments, if any. As of December 31, 2025, our Advisor estimated the value of our ownership interest in the Hotel Joint Venture was $0.7 million based on a hypothetical liquidation of the estimated value of the Hotel Joint Venture’s net assets, which approximated our carrying value.

Marketable securities: As of December 31, 2025, the estimated values of our marketable securities, which are available for sale, are based on Level 1 and Level 2 inputs. Level 1 inputs are inputs that are observable, either directly or indirectly, such as quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. All of our marketable securities measured using Level 2 inputs were valued based on a market approach using readily available quoted market prices for similar assets.

Other assets: As of December 31, 2025, our other assets consist of restricted cash and other assets. The estimated values of these items approximate their carrying values due to their short maturities. Certain other items, primarily straight-line rent receivable, intangibles and deferred leasing costs, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective investment properties or financial instruments.

Mortgage notes payable: As of December 31, 2025, the estimated values for our mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rates for our mortgage loans were generally determined based on market rates for available comparable debt. The estimated current market interest rates for our mortgage loans ranged from 5.70% to 12.08% as of December 31, 2025.

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

Our operating agreement provides for distributions to be made during our liquidating stage to our stockholders and the holder of the SLP Units at certain prescribed thresholds. In connection with our initial public offering of common stock, Lightstone SLP, LLC purchased an aggregate of $30.0 million of SLP Units. In the calculation of our estimated NAV, a $24.2 million allocation of value was made to the SLP Units representing the amount of estimated distributions which would have been payable to the holder of the SLP Units, assuming a liquidation event as of December 31, 2025.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share for the preceding year may be found in the following referenced filing:

As of December 31, 2024 – Annual Report on Form 10-K filed on March 31, 2025.

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

SRP

Our shareholder redemption plan (the “SRP”) may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to various restrictions.

Our SRP provides for redemption requests to be submitted in connection with either a stockholder’s death or certain hardships and the price for all such purchases has been set at our estimated NAV per Share as of the date of actual redemption. Our estimated NAV per Share is determined by our Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

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

During the year ended December 31, 2025, we repurchased 320,063 Common Shares at a weighted average price per share of $11.15. During the year ended December 31, 2024, the Company repurchased 324,684 Common Shares at a weighted average price per share of $11.85.

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

Pursuant to the terms of our DRIP, our stockholders who elect to participate may invest all or a portion of any cash distributions that we pay them on their Common Shares in additional Common Shares at a purchase price equal to 95% of our estimated NAV per Share in effect as of the record date of such distribution. Effective on March 20, 2026, the Board of Directors determined and approved our NAV per Share of $11.66 as of December 31, 2025. As a result, effective on that date, the purchase price for Common Shares under the DRIP became $11.08 per share. During the years ended December 31, 2025 and 2024, we did not issue any Common Shares under our DRIP. As of December 31, 2025, 9.9 million Common Shares were available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing notice to our participating stockholders by either including such information in (a) a current report on Form 8-K, an annual report on Form 10-K or a quarterly report on Form 10-Q, all of which are publicly filed with the SEC or (b) a separate mailing to our participating stockholders.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP determined without regard to the deduction for dividends paid and excluding any net capital gain in order to maintain its REIT status. However, in order to continue to qualify for REIT status, it is possible we may be unable to make any such required distributions if they are in an amount in excess of our available cash.

Our distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors considers various factors in its determination, including but not limited to, our sources and availability of capital, our operating and interest expenses, our ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. Although our Board of Directors’ decisions will be substantially influenced by the intention to maintain our federal tax status as a REIT, we cannot provide assurance that we will pay distributions at any particular level, or at all.

Common Shares

No distributions have been declared or paid on our Common Shares subsequent to the distribution for the third quarter of 2023.

SLP Units

Until distributions on Common Shares are brought current to at least an annualized rate of 7% assuming a purchase price of $10.00 per share, no distributions will be declared on the SLP Units. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

No distributions have been declared or paid on the SLP Units subsequent to the distribution for the second quarter of 2023.

Recent Sales of Unregistered Securities

During the period covered by this Annual Report, we did not sell any equity securities that were not registered under the Securities Act.

Item 6.  Reserved

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” before Item 1 of this Annual Report for a description of these risks and uncertainties. Dollar amounts are presented in thousands, except per share/unit data, RevPAR, ADR and where indicated in millions. References to quarters are based on calendar quarters.

Overview

Lightstone REIT I together with the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT I, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through our Operating Partnership, we own, operate and develop commercial and multifamily residential properties and make other real estate-related investments, principally in the U.S. Our real estate investments are held by us alone or jointly with other parties. We may also originate or acquire mortgage loans secured by real estate. Although most of our investments are of these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests. Since our inception, we have owned and managed various commercial and multifamily residential properties located throughout the U.S. We evaluate all of our real estate investments as one operating segment. We intend to hold our real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of December 31, 2025, we (i) have ownership interests in and consolidate two operating properties and (ii) have ownership interests through three unconsolidated joint ventures in the Columbus Portfolio, a portfolio of nine multifamily residential properties located in the Columbus, Ohio metropolitan area; the Jones Road Property, an aggregate 151-acre plot of land located in Spartanburg, South Carolina, consisting of various parcels, including one which is suitable for the immediate development of a data center; and the Hotel JV Portfolio, a portfolio of five limited-service hotels.

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

With respect to our unconsolidated properties, we have a 19% joint venture ownership interest the Columbus Joint Venture, which owns the Columbus Portfolio; we, through our 47.7% joint venture ownership interest in the LSG Joint Venture, have an indirect 45.3% joint venture ownership interest in the Jones Road Joint Venture, which owns the Jones Road Property; and we have a 2.5% joint venture ownership interest in the Hotel Joint Venture, which owns the Hotel JV Portfolio. We account for our ownership interests in the Columbus Joint Venture and the LSG Joint Venture under the equity method of accounting and they are included in investments in unconsolidated affiliated entities on our consolidated balance sheets. We account for our ownership interest in the Hotel Joint Venture using a measurement alternative pursuant to which our investment is measured at cost, adjusted for observable price changes and impairments, if any, and it is classified as investment in related party joint venture on our consolidated balance sheets. Both the Columbus Joint Venture and the Hotel Joint Venture are between us and related parties. The LSG Joint Venture, which is between us and related parties, has a 95% joint venture interest in the Jones Road Joint Venture while an unrelated third party has the remaining 5% joint venture ownership interest.

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

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal information technology and investor relations. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from another party or other parties.

Our Common Shares are not listed on any national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing them would be in the best interest of our stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

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

Investment Strategy

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

Concentration of Credit Risk

As of December 31, 2025 and 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, new and existing competition, inflation, the impact of tariffs and global trade disruptions, recessionary pressures, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, potential violence, civil unrest, criminal activity or terrorism, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities, natural and other disasters, security breaches and cybercrime, any disruptions in the financial markets that may adversely affect the availability or terms of financings, unfavorable changes in laws, ordinances and regulations, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, and loss of key relationships.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation or tariffs, higher interest rates, labor and supply chain challenges, and other changes in economic conditions, could adversely affect our future results of operations and financial condition.

We are not aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Annual Report. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

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

To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. We believe these accounting policies are most important to the portrayal of our results of operations and financial position, either because of the significance of the financial statement items to which they relate or because they require our management’s most difficult, subjective or complex judgments.

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

Investments in Unconsolidated Entities

We evaluate all investments in other entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

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

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2005. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our earnings and net cash available for distribution to our stockholders, if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a TRS, including when we acquire or develop and construct a hotel, we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2025 and 2024, we had no material uncertain income tax positions.

Recent Acquisition and Disposition Activities

Jones Road Property

On December 11, 2025, we along with LSG Enterprises LLC (the “Enterprises Member”), a wholly owned subsidiary of Lightstone Enterprises Limited (the “Lightstone BVI”), a real estate investment company indirectly owned by the Sponsor, and the Spartanburg Investor LLC (the “Co-investor”) entered into a joint venture agreement to form the Jones Road Investor Member LLC (the “LSG Joint Venture”). We have a 47.7% joint venture ownership interest in the LSG Joint Venture and the Enterprises Member and the Co-investor, which are both related parties, have joint venture ownership interests of 47.7% and 4.6%, respectively. Additionally, the manager of the LSG Joint Venture is the Jones Road Manager LLC, an entity wholly owned by the Lightstone BVI.

We have determined that the LSG Joint Venture is a VIE but we are not the primary beneficiary. We account for our ownership interest in the LSG Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the LSG Joint Venture. All capital contributions and distributions of earnings from the LSG Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the LSG Joint Venture are made to the members pursuant to the terms of the LSG Joint Venture’s operating agreement.

Concurrently, the LSG Joint Venture and W/L Spartanburg LLC (the “Wharton Member”), an unrelated third party, entered into a separate joint venture agreement to form Jones Road Investor LLC (the “Jones Road Joint Venture”). The LSG Joint Venture has a 95% joint venture ownership interest in the Jones Road Joint Venture and the Wharton Member has a 5% joint venture ownership interest. Accordingly, through our 47.7% ownership interest in the LSG Joint Venture we have an indirect 45.3% joint venture ownership interest in the Jones Road Joint Venture, which is consolidated by the LSG Joint Venture as discussed below.

We have also determined that the Jones Road Joint Venture is a VIE and the LSG Joint Venture is the primary beneficiary. As a result, the LSG Joint Venture consolidates the Jones Road Joint Venture and accounts for the Wharton Member’s joint venture ownership interest as a noncontrolling interest in its consolidated financial statements. All capital contributions to the Jones Road Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. However, earnings and distributions from the Jones Road Joint Venture are made to its members pursuant to the terms of the Jones Road Joint Venture’s operating agreement.

The Jones Road Joint Venture was formed to simultaneously acquire the Jones Road Property, a 151-acre plot of land located in Spartanburg, South Carolina, from 300 Jones Road LLC, (the “Jones Road Seller”), an unrelated third-party, at an initial contractual sales price of $18.1 million pursuant to the terms of a purchase and sale agreement (the “Jones Road Agreement”) plus $0.9 million of closing and other related transaction costs. At closing, the Jones Road Joint Venture also paid a $4.0 million refundable advance to an unrelated third-party electric power and natural gas energy company (the “Utility Company”), in exchange for a commitment (the “Phase I Energy Commitment”) from the Utility Company to supply 60 megawatts (“MW”) of electrical power to the area by September 2026. The return of the $4.0 million deposit is contingent on the Jones Road Joint Venture using certain prescribed power thresholds subsequent to the Utility Company’s fulfillment of the Phase I Energy Commitment. At closing, the LSG Joint Venture and the Wharton Member funded $21.9 million and $1.1 million, respectively. In connection with the acquisition of the Jones Road Property, our pro rata share of the total consideration was $10.4 million, of which we funded $10.2 million at closing and an additional $0.2 million is owed to an affiliate of Lightstone, which is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheet as of December 31, 2025.

The Jones Road Property consists of various land parcels, including one which is suitable for the immediate development of a data center as a result of the Phase I Energy Commitment. Approximately $11.8 million (of which our pro rata share is $5.2 million) of additional funding is expected to be required for the first phase of development in order for the 60 MW of supply to be completed by September 2026. Additionally, pursuant to the terms of the Jones Road Agreement, if more than 60 MW of power is delivered to the Jones Road Property by the Utility Company before the end of 2030, the Jones Road Seller is entitled to a additional consideration of $180 per MW over the 60 MW threshold. However, any additional consideration is capped at $18.0 million and is payable as the excess power is supplied to the Jones Road Property by the Utility Company. An affiliate of the Sponsor has guaranteed the payment of any additional consideration.

In connection with the acquisition of the Jones Road Property, we owe the Advisor a separate acquisition fee of $0.1 million.

Exterior Street Project

In February 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City. In September 2021, we subsequently acquired an additional adjacent parcel of land at cost from an affiliate of our Advisor in order to achieve certain zoning compliances. We acquired these three land parcels for the proposed development of a mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”).

During the second quarter of 2023, we decided to temporarily pause our active development activities associated with the Exterior Street Project, due to prevailing unfavorable economic and local market conditions and regulations, and therefore, ceased capitalization of interest and other carrying costs.

Impairment Charge, Held for Sale and Sale

Because of continuing unfavorable economic and local market conditions, we determined during the third quarter of 2024 we would no longer pursue the development of the Exterior Street Project, but rather pursue other strategies with respect to it, including a possible sale. As a result of this change in strategy; we determined the carrying value of the Exterior Street Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $16.6 million (included in impairment charges on our consolidated statement of operations) during the third quarter of 2024 in order to reduce the carrying value of the Exterior Street Project to its estimated fair value of $78.8 million as of September 30, 2024. In estimating the fair value of the Exterior Street Project, we took into consideration a bona fide third-party offer obtained by an independent third-party broker less estimated disposal costs.

During the fourth quarter of 2024, we entered into a purchase and sale agreement (the “Exterior Street Project Agreement”) with 355 Exterior Development Holdings LLC and 399 Exterior Development Holdings LLC (collectively the “Exterior Street Buyers”), unaffiliated third parties, pursuant to which the Exterior Street Project would be sold, subject to certain conditions, at a contractual sales price of $84.0 million. Pursuant to the terms of the Exterior Street Project Agreement, we received a deposit of $2.5 million during the fourth quarter of 2024. This deposit was included in liabilities associated with assets held for sale on the consolidated balance sheet as of December 31, 2024.

During the second quarter of 2025, we received additional payments totaling $1.3 million from the Exterior Street Buyers. The additional payments, of which $1.1 million was not applied to the purchase price, provided the Exterior Street Buyers with the option to further extend the outside closing date of the transaction.

Subsequently on July 18, 2025, we completed the disposition of the Exterior Street Project to the Exterior Street Buyers pursuant to the terms of the Exterior Street Project Agreement. In connection with the disposition of the Exterior Street Project, we repaid in full the associated aggregate outstanding mortgage indebtedness of $40.0 million, which was collateralized by the Exterior Street Project. Our net proceeds related to the disposition of the Exterior Street Project were $36.5 million (including the deposit of $2.5 million previously received during the fourth quarter of 2024 and the additional payments of $1.3 million previously received during the second quarter of 2025), after the repayment of associated outstanding mortgage indebtedness of $40.0 million and related transaction costs. In connection with the disposition of the Exterior Street Project, we recognized a loss on disposition of real estate of $0.4 million during the third quarter of 2025.

The Exterior Street Project met the criteria to be classified as held for sale beginning in the fourth quarter of 2024 and therefore, it and its other assets totaling $80.6 million as well as its associated liabilities totaling $42.2 million (including associated aggregate outstanding mortgage indebtedness of $40.0 million) were classified as held for sale on the consolidated balance sheet as of December 31, 2024.

Santa Monica Project

We had a 50% joint venture ownership interest in the Santa Monica Joint Venture, which was between us and an affiliate of the Sponsor, a related party. We consolidated the Santa Monica Joint Venture and accounted for the other member’s ownership interest as a noncontrolling interest in our consolidated financial statements.

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

Impairment Charge and Transfer of Ownership to Mortgage Lender via Deed in Lieu of Foreclosure

Subsequent to obtaining ownership of the Santa Monica Project, the Santa Monica Joint Venture continued certain pre-development activities, which had already been started by the former owner. However, during the third quarter of 2024, the Santa Monica Joint Venture decided it would no longer pursue the development of the Santa Monica Project, but rather pursue various other strategies with respect to it, including a potential sale or the transfer of ownership to the lender, which had provided a non-recourse mortgage loan (the “Santa Monica Loan”), collateralized by the Santa Monica Project. As a result of this change in strategy, the Santa Monica Joint Venture determined its carrying value of the Santa Monica Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $17.7 million (included in impairment charges on our consolidated statement of operations) during the third quarter of 2024 to reduce the carrying value of the Santa Monica Project to its then estimated fair value of $19.0 million. In estimating the fair value of the Santa Monica Project, the Santa Monica Joint Venture used the fair value provided by an independent, third-party commercial real estate advisory and services firm.

On October 15, 2024 the Santa Monica Loan matured and it was not repaid, which constituted an event of default and therefore, its outstanding principal balance of $19.5 million became due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction, pursuant to the terms of the loan agreement. Subsequently on June 18, 2025, the Santa Monica Joint Venture completed the transfer of its ownership of the Santa Monica Project to the lender via a deed-in-lieu of foreclosure transaction.

The aggregate carrying value of the assets transferred and the liabilities extinguished in connection with the transfer of ownership of the Santa Monica Project to the lender were approximately $19.0 million and $21.3 million (Santa Monica Mortgage Loan of $19.5 million plus accrued but unpaid interest of $1.8 million), respectively. Additionally, the Santa Monica Joint Venture incurred $0.4 million of associated closing costs. In connection with the transfer of ownership of the Santa Monica Project to the lender and the associated extinguishment of the Santa Monica Mortgage Loan plus accrued but unpaid interest, the Santa Monica Joint Venture recognized a gain on debt extinguishment of $1.9 million during the second quarter of 2025.

As of December 31, 2024, the carrying value of the Santa Monica Project was $19.0 million.

Land Holdings

We previously wholly owned certain land parcels (collectively, the “Land Holdings”) located in St. Augustine, Florida. During the year ended December 31, 2024, we completed a series of disposition transactions related to the Land Holdings, including certain associated municipal impact fee credits, for an aggregate contractual sales price of $25.0 million and recognized an aggregate gain on disposition of real estate of $19.0 million. These disposition transactions generated aggregate net sales proceeds of $25.0 million and as a result, all of our Land Holdings have been sold.

The disposition transactions completed during 2024 consisted of (i) the second quarter sales of two land parcels, each to an unrelated third-party, for an aggregate contractual sales price of $14.8 million resulting in an aggregate gain on disposition of real estate of $10.9 million; (ii) the third quarter sale of municipal impact fee credits to an unrelated third-party for a contractual sales price of $2.7 million resulting in gain on disposition of real estate of $2.7 million and (iii) the fourth quarter sale of all of our remaining land parcels to an unrelated third party for a contractual sales price of $7.5 million resulting in a gain on disposition of real estate of $5.5 million.

Recent Financings Activities

Gantry Park Mortgage Loan

On November 19, 2014, the 2nd Street Joint Venture entered into a $74.5 million non-recourse mortgage loan collateralized by Gantry Park Landing, which had an initial maturity date of November 19, 2024, bore interest at a fixed rate of 4.48%, and required monthly interest-only payments for the first three years, monthly principal and interest payments thereafter pursuant to a 30-year amortization schedule and the unpaid principal balance due upon maturity. On November 19, 2024 the maturity date of this mortgage loan was extended to January 28, 2025.

On January 28, 2025, the 2nd Street Joint Venture entered into a $67.2 million non-recourse mortgage loan (the “Gantry Park Mortgage Loan”) collateralized by Gantry Park Landing, which has a maturity date of February 7, 2030, bears interest at a fixed rate of 6.30%, requires monthly principal and interest payments pursuant to a 30-year amortization schedule for the first three years of the term, interest-only payments thereafter and the unpaid principal balance due upon maturity. A substantial portion of the proceeds received at the closing of the Gantry Park Loan were used to repay in full the existing mortgage indebtedness of $65.2 million, which was also collateralized by Gantry Park Landing.

As of December 31, 2025, the outstanding principal balance of the Gantry Park Mortgage Loan was $66.6 million.

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

On October 15, 2024, the Santa Monica Loan matured and it was not repaid, which constituted an event of default and therefore, its outstanding principal balance of $19.5 million became due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction, pursuant to the terms of the loan agreement.

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

Exterior Street Loans

On March 29, 2019, we obtained a $35.0 million loan (the “Exterior Street Loan”) from a financial institution which, commencing on October 10, 2020, bore interest at LIBOR + 2.25% through November 24, 2022. On December 21, 2021, the loan agreement was amended to provide an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and together with the Exterior Street Loan, the “Exterior Street Loans”) which bore interest at LIBOR + 2.50% through November 24, 2022. The Exterior Street Loans required monthly interest-only payments with the outstanding principal balances due upon maturity. The Exterior Street Loans were collateralized by the Exterior Street Project.

On November 22, 2022, we and the financial institution entered into the second amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR + 2.60% and their maturity dates were extended to November 24, 2023. On October 31, 2023, we and the financial institution entered into the third amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR + 2.85% and their maturity dates were further extended to November 24, 2024. On November 22, 2024, we and the financial institution entered into the fourth amendment to the Exterior Street Loans pursuant to which we made a principal payment of $2.0 million on the Exterior Street Loans reducing their aggregating outstanding balance to $40.0 million, their interest rate was adjusted to SOFR + 3.00% and their maturity dates were further extended to August 22, 2025.

During the fourth quarter of 2024, we entered into the Exterior Street Project Agreement providing for the sale of the Exterior Street Project to the Exterior Street Buyers. Additionally, during the fourth quarter of 2024, the Exterior Street Project met the criteria to be classified as held for sale and therefore, it and its other assets totaling $80.6 million and its associated liabilities totaling $42.2 million (including $40.0 million of aggregate outstanding mortgage indebtedness) were classified as held for sale on the consolidated balance sheet as of December 31, 2024.

On July 18, 2025, we completed the disposition of the Exterior Street Project pursuant to the terms of the Exterior Street Project Agreement. In connection with the disposition of the Exterior Street Project, we repaid in full the Exterior Street Loans of $40.0 million.

Moxy Mortgage Loans

On November 29, 2023, we entered into a senior mortgage loan facility (the “Moxy Senior Loan”) with an unrelated third party providing for up to $110.0 million. At closing, $106.1 million of proceeds were advanced under the Moxy Senior Loan and the remaining availability of $3.9 million could only be drawn to cover operating losses, subject to various conditions. The Moxy Senior Loan bore interest at SOFR + 4.00%, subject to a 7.50% floor, and was scheduled to mature on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of December 31, 2024, the outstanding principal balance of the Moxy Senior Loan was $108.5 million and its remaining availability was $1.5 million.

Simultaneously on November 29, 2023, we also entered into a junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan the “Moxy Mortgage Loans”) with an unrelated third party providing for up to $31.3 million. At closing, $30.2 million of proceeds were advanced under the Moxy Junior Loan and the remaining availability of $1.1 million could only be drawn for operating losses, subject to various conditions. The Moxy Junior Loan bore interest at SOFR + 8.75%, subject to a 12.25% floor, and was scheduled to mature on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of December 31, 2024, the outstanding principal balance of the Moxy Junior Loan was $30.9 million and its remaining availability was $0.4 million.

The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal balances due upon maturity and they are both collateralized by the Lower East Side Moxy Hotel; however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The aggregate proceeds of $130.0 million advanced at the closing of the Moxy Mortgage Loans were used to repay in full existing construction mortgage indebtedness, which was collateralized by the Lower East Side Moxy Hotel.

On August 15, 2025, the Moxy Senior Loan was amended to increase its availability by $14.7 million from up to $110.0 million to up to $124.7 million, its maturity was extended to September 15, 2028 and its interest rate was prospectively reduced to SOFR + 3.25%, subject to a 6.50% floor. As of December 31, 2025, the Moxy Senior Loan was fully funded and its outstanding principal balance was $124.7 million.

Simultaneously, on August 15, 2025, the Moxy Junior Loan was also amended pursuant to which its maturity was extended to September 15, 2028 and its interest rate was prospectively reduced to SOFR + 7.75%, subject to a 11.00% floor. As of December 31, 2025, the outstanding principal balance of the Moxy Junior Loan was fully funded and its outstanding principal balance was $31.3 million.

Pursuant to the terms of the Moxy Mortgage Loans, we are required to enter into interest rate cap contracts with an aggregate notional amount equal to the total maximum amount available under the Moxy Mortgage Loans for as long as they remain outstanding.

On November 29, 2023, we entered into two interest rate cap agreements with notional amounts of $110.0 million and $31.3 million pursuant to which the SOFR rate was capped at 5.50% through June 1, 2025 and December 1, 2024, respectively.

In November 2024, we extended the term of the interest rate cap agreement with the notional amount of $31.3 million through December 1, 2025. Subsequently in November 2025, we further extended the term of this interest rate cap contract through December 1, 2026.

On May 30, 2025, we extended the term of the interest rate cap agreement with the notional amount of $110.0 million through June 1, 2026. However, in connection with the amendment of the Moxy Senior Loan, we restructured this interest rate cap agreement to increase its notional amount by $14.7 million to $124.7 million pursuant to which the SOFR rate is capped at 5.50% through June 1, 2026.

As of December 31, 2025, the aggregate outstanding principal balance of the Moxy Mortgage Loans was $156.0 million.

The Moxy Mortgage Loans require the maintenance of a prescribed minimum debt yield ratio (“DYR”) measured at the end of each calendar quarter based on the trailing twelve months of operating results from the Lower East Side Moxy Hotel, subject to various adjustments at the lender’s discretion. However, any failure to meet the DYR does not constitute an event of default; rather, it provides the lender with the option to elect to retain any excess cash flow from the Lower East Side Moxy Hotel until the DYR is met. We also have the ability, at our option, to make proportional principal paydowns to the Moxy Senior Loan and the Moxy Junior Loan to achieve financial covenant compliance.

During the fourth quarter of 2025, the lender informed us that we did not meet the minimum DYR as of September 30, 2025 as a result of their discretionary adjustments and therefore, they have elected to retain any excess cash flow from the operations of the Lower East Side Moxy Hotel until the minimum DY is met. As of December 31, 2025, a total of $6.8 million was held by the lender in escrow accounts, which is included in restricted cash on the consolidated balance sheet.

Based on the trailing twelve months of operating results of the Lower East Side Moxy Hotel, we also do not expect to meet the minimum DYR as of December 31, 2025, assuming similar discretionary adjustments will be made by the lender.

Contractual Mortgage Obligations

The following is a summary of our contractual mortgage obligations payable over the next five years and thereafter as of December 31, 2025.

Contractual Obligations	2026	2027	2028	2029	2030	Thereafter	Total
Principal Payments	$760	$811	$156,137	$-	$64,860	$-	$222,568
Interest Payments(1)	16,922	16,872	13,718	4,140	703	-	52,355

Total Contractual Obligations	$17,682	$17,683	$169,855	$4,140	$65,563	$-	$274,923

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate, as applicable as of December 31, 2025 was used.

Financial Covenant Compliance and Mortgage Debt Maturities

Certain of our debt agreements require the maintenance of prescribed ratios, including debt service coverage and a debt yield. As of December 31, 2025, we were in compliance with all our financial covenants, other than those for the Moxy Mortgage Loans as discussed above. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

We have no significant maturities of mortgage debt over the next 12 months from the date of these consolidated financial statements.

Notes Payable

Margin Loan

We have access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR + 0.85% (4.54% as of December 31, 2025) and is collateralized by the marketable securities held in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. No amounts were outstanding under the Margin Loan as of both December 31, 2025 and 2024.

Line of Credit

We have a line of credit (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 40% loan-to-value ratio based on the fair value of the underlying collateral, which is scheduled to mature on November 30, 2026 and bears interest at SOFR + 1.35% (5.04% as of December 31, 2025). The Line of Credit is collateralized by an aggregate of 200,247 of Simon OP Units. As of December 31, 2025, the amount of borrowings available to be drawn under the Line of Credit was $14.8 million. No amounts were outstanding under the Line of Credit as of both December 31, 2025 and 2024. Additionally, we intend to seek an extension to the Line of Credit on or before its maturity date.

Results of Operations

For the Year Ended December 31, 2025 vs. December 31, 2024

Rental revenues

Our rental revenues are primarily comprised of rental income and tenant recovery income from Gantry Park Landing. Total rental revenues increased by $0.4 million to $11.4 million for the year ended December 31, 2025 compared to $11.0 million for the same period in 2024. This increase reflects higher rental income for Gantry Park Landing primarily resulting from higher average monthly rent per unit during the 2025 period.

Hotel revenues

Our hotel revenues for the Lower East Side Moxy Hotel are comprised of room revenue and food, beverage and other revenue. During the year ended December 31, 2025 compared to same period in 2024, the Lower East Side Moxy Hotel experienced increases to its RevPAR to $285.39 from $266.00 and ADR to $308.55 from $289.86 while the percentage of rooms occupied was relatively unchanged at 93%.

Total hotel revenues were $54.5 million and $54.2 million for the years ended December 31, 2025 and 2024, respectively. Room revenues increased by $2.1 million to $31.6 million for the year ended December 31, 2025 from $29.5 million for the same period in 2024 and food, beverage and other revenue decreased by $1.8 million to $22.9 million for the year ended December 31, 2025 from $24.7 million for the same period in 2024. The increase in room revenues was attributable to the higher ADR during the 2025 period.

Property operating expenses

Our property operating expenses are primarily comprised of expenses to operate Gantry Park Landing and certain holding costs related to our previously owned development projects and Land Holdings through their respective dates of disposition. Property operating expenses decreased by $0.2 million to $3.0 million for the year ended December 31, 2025 compared to $3.2 million for the same period in 2024.

Hotel operating expenses

Our total hotel operating expenses, consisting of room expenses and food and beverage costs, for the Moxy Lower East Side Hotel were $35.8 million and $36.6 million for the years ended December 31, 2025 and 2024, respectively. Room expenses were $17.9 million and $16.7 million and food and beverage costs were $17.9 million and $19.9 million for the years ended December 31, 2025 and 2024, respectively. The increase in room expenses of $1.2 million was attributable to higher labor and utility costs during the 2025 period while the decrease in food and beverage costs of $2.0 million was primarily attributable to the lower food, beverage and other revenue earned and better expense control measures during the 2025 period.

Real estate taxes

Real estate taxes increased by $0.5 million to $3.5 million for the year ended December 31, 2025 compared to $3.0 million for the same period in 2024. The increase primarily reflects an increase in real estate taxes related to the Gantry Park Landing of $0.4 million.

General and administrative costs

General and administrative costs increased by $0.7 million to $4.8 million for the year ended December 31, 2025 compared to $4.1 million for the same period in 2024. The increase in general and administrative costs was primarily related to professional fees incurred in connection with the amendments to Moxy Mortgage Loans in August 2025.

Impairment charges

We recognized impairment charges of $16.6 million and $17.7 million related to the Exterior Street Project and the Santa Monica Project, respectively, or an aggregate of $34.4 million during the third quarter of 2024. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Depreciation and amortization

Depreciation and amortization increased slightly by $0.1 million to $7.1 million for the year ended December 31, 2025 compared to $7.0 million for the same period in 2024.

Interest and dividend income

Interest and dividend income increased by $0.8 million to $3.3 million for the year ended December 31, 2025 compared to $2.5 million for the same period in 2024. The increase in interest and dividend income is primarily attributable to the interest income earned on the net proceeds from the disposition of the Exterior Street Project on July 18, 2025.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by $3.0 million to $22.7 million for the year ended December 31, 2025 compared to $25.7 million for the same period in 2024. Interest expense is primarily attributable to financings associated with our investments and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during each of the periods.

Unrealized gain on marketable equity securities

During the years ended December 31, 2025 and 2024, we recorded unrealized gains on marketable equity securities of $2.8 million and $6.5 million, respectively. These unrealized gains represented the change in the fair value of our marketable equity securities during those periods.

Gain on debt extinguishment

In connection with the transfer of its ownership in the Santa Monica Project to the mortgage lender on June 18, 2025, we recognized a gain on debt extinguishment of $1.9 million during the second quarter of 2025. See Notes 3 and 7 of the Notes to Consolidated Financial Statements.

(Loss)/gain on disposition of real estate

On July 18, 2025, we completed the disposition of Exterior Street Project and recognized a loss on disposition of real estate of $0.4 million during the third quarter of 2025. See Notes 3 and 7 of the Notes to Consolidated Financial Statements.

During the year ended December 31, 2024, we completed a series of disposition transactions related to our land parcels located in St. Augustine, Florida, including certain associated municipal impact fee credits, for an aggregate contractual sales price of $25.0 million and recognized an aggregate gain on the disposition of real estate of $19.0 million. See Note 8 to the Notes to Consolidated Financial Statements.

Loss from investments in unconsolidated affiliated entities

Our loss from investment in unconsolidated affiliated entities was $3.5 million and $3.7 million during the years ended December 31, 2025 and 2024, respectively. Our loss from investments in unconsolidated affiliated entities was attributable to our unconsolidated joint venture ownership interests in the Columbus Joint Venture. The LSG Joint Venture had no results of operations from its formation on December 11, 2025 through December 31, 2025.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) certain parties that hold Common Units in the Operating Partnership; (ii) the interest in PRO previously held by our Sponsor through PRO’s liquidation on December 26, 2024; (iii) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other affiliates; and (iv) the ownership interest in the Santa Monica Joint Venture previously held by an affiliate of our Sponsor through the transfer of ownership of the Santa Monica Project to the mortgage lender on June 18, 2025.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2025, we had $61.8 million of cash on hand, $7.7 million of restricted cash and $42.6 million of marketable securities (including $37.1 million of Simon OP Units). Additionally, we have the ability to make draws from our Line of Credit, subject to certain conditions, and our Margin Loan. See “Notes Payable” for additional information. We believe that these items along with revenues from our operating properties and interest and dividend income earned on our cash and marketable securities will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding any balloon payments due at maturity), capital expenditures, contributions to our unconsolidated affiliated entities (the Columbus Joint Venture and the LSG Joint Venture), redemptions and cancellations of Common Shares, if any, and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and/or refinancing of existing debt.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for balloon payments upon maturity.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of December 31, 2025, our total borrowings of $222.6 million represented 115% of net assets.

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

We may obtain additional lines of credit to be used to acquire properties or real estate-related assets. Any new lines of credit would likely be at prevailing market terms and would be repaid from proceeds from the sale or refinancing of properties, working capital or permanent financing. Our Sponsor or its affiliates may guarantee the lines of credit although they are not be obligated to do so. We expect that such properties may be purchased by our Sponsor’s affiliates on our behalf, in our name, in order to minimize the imposition of a transfer tax upon a transfer of such properties to us.

We also may issue bonds through a general public offering (either domestically or internationally) to financial institutions or to institutional investors to raise funds to acquire properties or real estate-related assets. Such bonds may be unsecured bonds that are not collateralized by any specific asset or they may be secured bonds that are collateralized by our specific properties

We have various agreements, including an advisory agreement, with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, our ability to secure financing and our real estate operations are dependent upon our Advisor and its affiliates to perform such services as provided in these agreements.

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

The following table represents the fees incurred and reimbursement associated with the payments to our Advisor and their affiliates:

	For the Years Ended December 31,
	2025	2024

Asset management fees (general and administrative costs)	$1,933	$1,998
Property management fees (property operating expenses)	317	307
Acquisition fees (1)	82	-
Development fees and cost reimbursement (2)	118	64
Total	$2,450	$2,369

(1)	Acquisition fees of $0.1 million were capitalized and are reflected in the carrying value of our investment in the LSG Joint Venture, which is included in investments in unconsolidated affiliated real estate entity on the consolidated balance sheets.
(2)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are generally classified as development projects on the consolidated balance sheets until construction is substantially completed unless the associated development project meets the criteria to be classified as held for sale. Once construction is substantially completed these amounts are recorded as property operating expenses.

Amounts owed to the Advisor and its affiliated entities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. During the first quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management fees. As of December 31, 2024, we owed the Advisor and its affiliated entities an aggregate of $3.0 million. Primarily as a result of the net proceeds from the sale of the Exterior Street Project in July 2025, during the third quarter of 2025 we paid the Advisor all the asset management fees for which payment had been previously deferred and then resumed timely payment of quarterly asset management fees as they become due. As of December 31 2025, we owed the Advisor and its affiliated entities an aggregate of $1.0 million. See Note 11 of Notes to Consolidated Financial Statements.

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

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non-cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income. For the year ended December 31, 2025, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Year Ended December 31,
	2025	2024

Net cash used in operating activities	$(1,576)	$(2,834)
Net cash provided by investing activities	64,423	24,326
Net cash used in financing activities	(29,676)	(4,733)
Change in cash, cash equivalents and restricted cash including those classified within assets held for sale	33,171	16,759
Less: decrease in cash, cash equivalents and restricted cash classified within assets held for sale	1,251	-
Change in cash, cash equivalents and restricted cash	34,422	16,759

Cash, cash equivalents and restricted cash, beginning of year	35,119	18,360
Cash, cash equivalents and restricted cash, end of the period	$69,541	$35,119

Operating activities

The net cash used in operating activities of $1.6 million for the year ended December 31, 2025 consists of the following:

●	cash inflows of $1.3 million from our net loss after adjustments for non-cash items; and

●	cash outflows of $2.9 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $64.4 million for the year ended December 31, 2025 consists primarily of the following:

●	the purchase of investment property of $0.8 million;

●	net proceeds from the sale of marketable securities of $0.3 million;

●	capital contributions made to investments in unconsolidated affiliated entities consisting of $10.2 million and $1.5 million to the LSG Joint Venture and the Columbus Joint Venture, respectively; and

●	proceeds from the disposition of the Exterior Street Project of $76.7 million.

Financing activities

The net cash used in financing activities of $29.7 million for the year ended December 31, 2025 is primarily related to the following:

●	debt principal payments of $105.8 million;

●	proceeds from mortgage financing of $83.8 million;

●	payment of financing fees and expenses of $2.5 million;

●	contributions received from noncontrolling interests of $0.4 million;

●	redemptions and cancellation of Common Shares of $3.6 million; and

●	distributions paid to our noncontrolling interests of $2.0 million.

SRP

Our SRP may provide our stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to various restrictions.

Our SRP provides for redemption requests to be submitted in connection with either a stockholder’s death or certain hardships and the price for all such purchases has been set at our estimated NAV per Share as of the date of actual redemption. Our estimated NAV per Share is determined by our Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

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

During the year ended December 31, 2025, we repurchased 320,063 Common Shares at a weighted average price per share of $11.15. During the year ended December 31, 2024, the Company repurchased 324,684 Common Shares at a weighted average price per share of $11.85.

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

Pursuant to the terms of our DRIP, our stockholders who elect to participate may invest all or a portion of any cash distributions that we pay them on their Common Shares in additional Common Shares at a purchase price equal to 95% of our estimated NAV per Share in effect as of the record date of such distribution. Effective on March 20, 2026, the Board of Directors determined and approved our NAV per Share of $11.66 as of December 31, 2025. As a result, effective on that date, the purchase price for Common Shares under the DRIP became $11.08 per share. During the years ended December 31, 2025 and 2024, we did not issue any Common Shares under our DRIP. As of December 31, 2025, 9.9 million Common Shares were available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing notice to our participating stockholders by either including such information in (a) a current report on Form 8-K, an annual report on Form 10-K or a quarterly report on Form 10-Q, all of which are publicly filed with the SEC or (b) a separate mailing to our participating stockholders.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP determined without regard to the deduction for dividends paid and excluding any net capital gain in order to maintain its REIT status. However, in order to continue to qualify for REIT status, it is possible we may be unable to make any such required distributions if they are in an amount in excess of our available cash.

Our distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors considers various factors in its determination, including but not limited to, our sources and availability of capital, our operating and interest expenses, our ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. Although our Board of Directors’ decisions will be substantially influenced by the intention to maintain our federal tax status as a REIT, we cannot provide assurance that we will pay distributions at any particular level, or at all.

Common Shares

No distributions have been declared or paid on our Common Shares subsequent to the distribution for the third quarter of 2023.

SLP Units

Until distributions on Common Shares are brought current to at least an annualized rate of 7% assuming a purchase price of $10.00 per share, no distributions will be declared on the SLP Units. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

No distributions have been declared or paid on the SLP Units subsequent to the distribution for the second quarter of 2023.

Non-GAAP Financial Measures - FFO and MFFO

We believe that the historical cost accounting convention used for real estate assets in accordance with GAAP implicitly assumes that the value of a real estate asset diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe the presentation of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be insufficient by themselves.

The National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized non-GAAP measure of performance known as funds from operations (“FFO”), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. However, FFO is not equivalent to our net income or loss as determined under GAAP.

We calculate FFO in accordance with the current NAREIT definition. FFO represents net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, income taxes attributable to gains from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

Our computation of FFO may not be comparable to other REITs that do not compute FFO in accordance with the current NAREIT definition. We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

Changes in the accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, As a result, the Investment Program Association (the “IPA”), another industry trade group, published a standardized non-GAAP measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs.

MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as another supplemental measure of operating performance because we believe that it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss. However, MFFO is also not equivalent to our net income or loss as determined under GAAP.

We compute MFFO in accordance with the definition included in Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010 as interpreted by management. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items.

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

Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income or loss or income or loss from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions, if any, to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.

Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate our FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the current definitions of FFO and MFFO or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry, and we may have to adjust our calculations and characterizations of FFO or MFFO accordingly.

Our calculations of FFO and MFFO are presented below. Items are presented net of non-controlling interest portions where applicable.

	For the Years Ended
	December 31, 2025	December 31, 2024
Net loss	$(7,068)	$(25,396)
FFO adjustments:
Depreciation and amortization	7,128	7,027
Adjustments to equity earnings from unconsolidated affiliated entity	2,570	2,434
Loss/(gain) on disposal of investment property	441	(18,987)
Income tax on redemptions of preferred investments in related parties	-	730
Impairment charges	-	34,353

FFO	3,071	161
MFFO adjustments:
Noncash adjustments:
Mark to market adjustments (1)	(2,748)	(6,439)
Gain on debt extinguishment (2)	(1,929)	-
Loss on sale of marketable securities (2)	108	-
MFFO	(1,498)	(6,278)
Straight-line rent (3)	28	45
MFFO - IPA recommended format	$(1,470)	$(6,233)

Net loss	$(7,068)	$(25,396)
Less: income attributable to noncontrolling interests	(255)	9,391
Net loss applicable to Company's common shares	$(7,323)	$(16,005)
Net loss per common share, basic and diluted	$(0.35)	$(0.75)

FFO	$3,071	$161
Less: FFO attributable to noncontrolling interests	(1,118)	(480)
FFO attributable to Company's common shares	$1,953	$(319)
FFO per common share, basic and diluted	$0.09	$(0.01)

MFFO - IPA recommended format	$(1,470)	$(6,233)
Less: MFFO attributable to noncontrolling interests	(82)	(81)
MFFO attributable to Company's common shares	$(1,552)	$(6,314)

Weighted average number of common shares
outstanding, basic and diluted	21,077	21,398

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis through the expiration of the non-cancelable term of the lease. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for this item, MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
December 31, 2025

FFO attributable to Company’s Common Shares	$254,519
Distributions paid	$292,086

For the year ended December 31, 2025, net cash flow used in operations was $1.6 million and FFO attributable to our Common Shares was $2.0 million. For the year ended December 31, 2024, net cash flow used in operations was $2.8 million and FFO attributable to our Common Shares was negative $0.3 million.

No distributions were paid on our Common Shares during the years ended December 31, 2025 and 2024.

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

Lightstone Value Plus REIT I, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT I, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT I, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Net Investment Property, and Investments in Unconsolidated Affiliated Entities – Indicators of Impairment

As of December 31, 2025, the Company had investment property net of accumulated depreciation of approximately $246.8 million, and investments in an unconsolidated affiliated entities of approximately $23.3 million. As disclosed in Note 2 to the financial statements, the Company evaluates the recoverability of investment property at the lowest identifiable level, the individual property level, and evaluates its investment property for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investment property may not be recoverable. The Company utilizes judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that the individual investment property may need to be assessed for impairment. Examples of the types of events or changes in circumstances that would cause management to assess the Company’s investment property for potential impairment include but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers; and changes in the global and local markets or economic conditions. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated undiscounted future operating cash flows expected to be generated over the holding period of the investment property and from their eventual disposition to their carrying amount. The estimates include significant assumptions such as future net operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An investment property is impaired only if the carrying value is not recoverable and management’s estimate of the fair value of the investment property is less than the carrying value. Management did not identify any indicators of impairment with respect to its investment property as of December 31, 2025.

Furthermore, the Company reviews its investments in unconsolidated affiliated entities for impairment whenever events or changes in circumstances indicate that the fair value of the investment is less than the carrying amount of such investment and that the decline is other than temporary. The investments in unconsolidated affiliated entities are impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of the Company’s investments in partially owned entities is dependent on a number of factors including the performance of each entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge. Management did not identify any events or changes in circumstances related to its investments in unconsolidated affiliated entities that indicated the carrying value may not be fully recoverable as of December 31, 2025.

We identified the evaluation of indicators of impairment as a critical audit matter due to significant judgment made by management in identifying indicators of impairment. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions related to the impairment evaluation including identifying events and changes in circumstances that exist that would indicate the carrying amounts of the investment property may not be recoverable or that a decline in value of unconsolidated affiliated entities is other than temporary.

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

EISNERAMPER LLP

New York, New York

March 30, 2026

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	As of December 31, 2025	As of December 31, 2024
Assets

Investment property:
Land and improvements	$91,178	$91,177
Building and improvements	173,741	173,283
Furniture and fixtures	18,377	17,861
Construction in progress	211	133
Gross investment property	283,507	282,454
Less: accumulated depreciation	(36,747)	(29,631)
Net investment property	246,760	252,823
Development project	-	19,000
Investment in related party joint venture	379	430
Investments in unconsolidated affiliated entities	23,304	14,778
Cash and cash equivalents	61,825	27,819
Marketable securities	42,634	40,180
Restricted cash	7,716	7,300
Other assets	5,076	4,555
Assets held for sale	-	80,592

Total Assets	$387,694	$447,477

Liabilities and Stockholders’ Equity
Mortgages payable, net	$219,226	$221,252
Accounts payable, accrued expenses and other liabilities	12,386	15,718
Liabilities associated with assets held for sale	-	42,188

Total Liabilities	231,612	279,158

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders’ Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 21.0 million and 21.3 million shares issued and outstanding, respectively	209	212
Additional paid-in-capital	153,608	157,178
Accumulated other comprehensive income	46	-
Accumulated surplus	2,126	9,449

Total Company’s stockholders’ equity	155,989	166,839
	-	-
Noncontrolling interests	93	1,480

Total Equity	156,082	168,319

Total Liabilities and Equity	$387,694	$447,477

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024

Revenues:
Rental revenues	$11,379	$10,957
Hotel revenues	54,516	54,239

Total revenues	65,895	65,196

Expenses:
Property operating expenses	2,974	3,176
Hotel operating expenses	35,802	36,609
Real estate taxes	3,492	3,008
General and administrative costs	4,782	4,145
Impairment charges	-	34,353
Depreciation and amortization	7,128	7,027

Total expenses	54,178	88,318

Interest and dividend income	3,322	2,499
Interest expense	(22,716)	(25,740)
(Loss)/gain on disposition of real estate	(441)	18,987
Unrealized gain on marketable equity securities	2,788	6,526
Loss from investments in unconsolidated affiliated entities	(3,533)	(3,685)
Gain on debt extinguishment	1,929	-
Other expense, net	(134)	(861)

Net loss	(7,068)	(25,396)

Less: net loss/(income) attributable to noncontrolling interests	(255)	9,391

Net loss attributable to Company’s common shares	$(7,323)	$(16,005)

Basic and diluted net loss per Company’s common share:
Net loss per Company’s common shares, basic and diluted	$(0.35)	$(0.75)

Weighted average number of common shares outstanding, basic and diluted	21,077	21,398

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024
Net loss	$(7,068)	$(25,396)

Other comprehensive income:
Holding gain on available for sale debt securities	47	-

Other comprehensive income:	47	-

Comprehensive loss	(7,021)	(25,396)

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(255)	9,391

Comprehensive loss attributable to the Company’s common shares	$(7,276)	$(16,005)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Income	Surplus	Interests	Equity

BALANCE, December 31, 2023	21,582	$215	$161,174	$-	$25,454	$11,558	$198,401
Net loss	-	-	-	-	(16,005)	(9,391)	(25,396)
Distributions paid to noncontrolling interests	-	-	-	-	-	(72)	(72)
Non-cash distributions to noncontrolling interests (see note 10)	-	-	(151)	-	-	(1,413)	(1,564)
Contributions received from noncontrolling interests	-	-	-	-	-	798	798
Redemption and cancellation of shares	(325)	(3)	(3,845)	-	-	-	(3,848)
BALANCE, December 31, 2024	21,257	$212	$157,178	$-	$9,449	$1,480	$168,319

Net loss	-	$-	$-	$-	$(7,323)	$255	$(7,068)
Other comprehensive income	-	-	-	46	-	1	47
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,996)	(1,996)
Contributions received from noncontrolling interests	-	-	-	-	-	353	353
Redemption and cancellation of shares	(320)	(3)	(3,570)	-	-	-	(3,573)
BALANCE, December 31, 2025	20,937	$209	$153,608	$46	$2,126	$93	$156,082

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,068)	$(25,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,128	7,027
(Loss)/gain on disposition of real estate	441	(18,987)
Impairment charges	-	34,353
Gain on debt extinguishment	(1,929)	-
Loss from investments in unconsolidated affiliated entities	3,533	3,685
Unrealized gain on marketable equity securities	(2,788)	(6,526)
Amortization of deferred financing costs	1,866	2,487
Other non-cash adjustments	154	141
Changes in assets and liabilities:
Increase in other assets	(516)	(1,396)
(Decrease)/increase in accounts payable, accrued expenses and other liabilities	(154)	429
(Decrease)/increase in due to related parties	(2,243)	1,349

Net cash used in operating activities	(1,576)	(2,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(845)	(1,732)
Purchase of marketable securities	(2,227)	(187)
Proceeds from sale of marketable securities	2,500	187
Proceeds from sale of investment property	76,693	25,047
Deposit received on sale of investment property	-	2,500
Investment in joint venture	(7)	(9)
Distributions from joint venture	58	69
Investments in unconsolidated affiliated real estate entities	(11,749)	(1,549)
Net cash provided by investing activities	64,423	24,326

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	83,834	3,036
Mortgage principal payments	(105,796)	(3,513)
Proceeds from notes payable	-	3,000
Payment of notes payable	-	(3,000)
Payment of loan fees and expenses	(2,498)	(1,134)
Redemption and cancellation of common shares	(3,573)	(3,848)
Contributions received from noncontrolling interests	353	798
Distributions paid to noncontrolling interests	(1,996)	(72)
Net cash used in financing activities	(29,676)	(4,733)

Change in cash, cash equivalents and restricted cash including those classified within assets held for sale	33,171	16,759
Add: cash, cash equivalents and restricted cash previously classified within assets held for sale	1,251	-
Change in cash, cash equivalents and restricted cash	34,422	16,759
Cash, cash equivalents and restricted cash, beginning of year	35,119	18,360
Cash, cash equivalents and restricted cash, end of period	$69,541	$35,119

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statement.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of December 31, 2025, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

Lightstone REIT I, together with the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns refers to Lightstone REIT I, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through its Operating Partnership, the Company owns, operates and develops commercial and multifamily residential properties and makes other real estate-related investments, principally in the U.S. The Company’s real estate investments are held by it alone or jointly with other parties. The Company also originates or acquires mortgage loans secured by real estate. Although most of its investments are of these types, the Company may invest in whatever types of real estate or real estate-related investments that it believes is in its best interests. Since its inception, the Company has owned and managed various commercial and multifamily residential properties located throughout the U.S. The Company evaluates all of its real estate investments as one operating segment. The Company intends to hold its real estate investments until such time as it determines that a sale or other disposition appears to be advantageous to achieve its objectives or until it appears that the objectives will not be met.

As of December 31, 2025, the Company (i) has ownership interests in and consolidates two operating properties and (ii) has ownership interests through three unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Portfolio”) located in the Columbus, Ohio metropolitan area; an aggregate 151-acre plot of land (the “Jones Road Property”) located in Spartanburg, South Carolina, consisting of various parcels, including one which is suitable for the immediate development of a data center; and a portfolio of five limited-service hotels (the “Hotel JV Portfolio”).

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

With respect to the Company’s unconsolidated properties, the Company has a 19% joint venture ownership interest in Columbus Portfolio Member LLC (the “Columbus Joint Venture”), which owns the Columbus Portfolio; it, through its 47.7% joint venture ownership in the Jones Road Investor Member LLC (the “LSG Joint Venture”), has an indirect 45.3% joint venture ownership interest in Jones Road Member LLC (the “Jones Road Joint Venture”), which owns the Jones Road Property and it holds a 2.5% joint venture ownership interest in LVP Holdco JV LLC (the “Hotel Joint Venture”), which owns the Hotel JV Portfolio. The Company accounts for its ownership interests in the Columbus Joint Venture and the LSG Joint Venture under the equity method of accounting and they are included in investments in unconsolidated affiliated entities on its consolidated balance sheets. The Company accounts for its ownership interest in the Hotel Joint Venture using a measurement alternative pursuant to which its investment is measured at cost, adjusted for observable price changes and impairments, if any, and it is classified as investment in related party joint venture on its consolidated balance sheets. Both the Columbus Joint Venture and the Hotel Joint Venture are between the Company and related parties. The LSG Joint Venture, which is between the Company and related parties, has a 95% joint venture ownership interest in the Jones Road Joint Venture while an unrelated third-party has the remaining 5% joint venture ownership.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

The Company has no employees. The Company is dependent on the Advisor and certain affiliates of its Sponsor for performing a full range of services that are essential to it, including asset management, property management (excluding its hospitality property, which is managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Company’s Sponsor are unable to provide these services to it, the Company would be required to provide the services itself or obtain the services from another party or other parties.

The Company’s Common Shares are not listed on any national securities exchange. The Company may seek to list its Common Shares for trading on a national securities exchange only if a majority of independent directors believe listing them would be in the best interest of its stockholders. However, the Company does not intend to list its Common Shares at this time. The Company does not anticipate that there would be any active market for its Common Shares until they are listed for trading.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during 2008 and 2009 and remain outstanding as of December 31, 2025.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include the joint venture ownership interests held by either the Sponsor or its affiliates in (i) Pro-DFJV Holdings LLC (“PRO”) through its liquidation on December 26, 2024, (ii) the 2nd Street Joint Venture and (iii) the LSC 1543 7th LLC (the “Santa Monica Joint Venture”). PRO’s holdings principally consisted of common units (“Simon OP Units”) of Simon Property Group, L.P., the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. The 2nd Street Joint Venture owns Gantry Park Landing and the Santa Monica Joint Venture previously owned certain land parcels located in Santa Monica, California, on which a multifamily residential project (the “Santa Monica Project”) had been proposed. The Santa Monica Joint Venture transferred its ownership interest in the Santa Monica Project to the mortgage lender on June 18, 2025 (see Notes 3 and 7 for additional information).

See Note 10 for further discussion of noncontrolling interests.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT I, and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of December 31, 2025, Lightstone REIT I had a 98% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when made to be cash equivalents. As of December 31, 2025 and 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk for its cash and cash equivalents or restricted cash.

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

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in the statements of cash flows for the periods presented:

	As of December 31,
	2025	2024
Cash and cash equivalents	$61,825	$27,819
Restricted cash	7,716	7,300
Total cash, cash equivalents and restricted cash	$69,541	$35,119

Supplemental cash flow information for the periods presented is as follows:

	For the Years Ended December 31,
	2025	2024

Cash paid for interest	$19,485	$22,481

Cash paid for income taxes	$59	$798

Non-cash distribution to noncontrolling interest	$-	$1,564

Non-cash transfer of ownership of development project	$19,033	$-

Non-cash extinguishment of notes payable and other liabilities	$(21,344)	$-

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

Revenue Recognition

Rental Revenues

The Company’s rental revenues are primarily comprised of rental income and tenant recovery income derived from operating leases for Gantry Park Landing. Recoveries from residential tenants for utility costs, are recognized as revenues in the period that the applicable costs are incurred.

Substantially all of the Company’s multifamily residential property leases have initial terms of 12 months or less.

Hotel Revenues

Hotel revenues consists of amounts derived from operation of the Lower East Side Moxy Hotel, including its food and beverage venues.

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for the right to use a hotel room. The Company’s contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is generally secured at the end of the contract upon check-out by the customer from the hotel. The Company participates in a frequent guest program sponsored by the brand owner of its hotel whereby the brand owner allows guests to earn loyalty points during their hotel stay. The Company recognizes revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at the Company’s hotel.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Revenue from food, beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from the use of a hotel room and revenue is recognized when these goods or services are provided to the customer and the Company’s contract performance obligations have been fulfilled.

Revenues are recorded net of any sales or occupancy tax collected from the hotel’s guests. Some contracts for rooms, food, beverage or other services require an upfront deposit which is recorded as deferred revenue (or contract liabilities) and recognized once the performance obligations are satisfied. The contract liabilities are not significant.

The following table represents the total hotel revenues on a disaggregated basis:

	For the Years Ended December 31,
Hotel revenues	2025	2024
Room revenue	$31,649	$29,498
Food, beverage and other revenue	22,867	24,741
Total hotel revenues	$54,516	$54,239

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

For the Years Ended December 31, 2025 and 2024

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

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Tax Status and Income Tax Provision/Benefit

The Company elected to be taxed and qualify as a REIT, commencing with the taxable year ended December 31, 2005. If the Company remains qualified as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect its earnings and net cash available for distribution to its stockholders, if any. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on its taxable income and property and to U.S. federal income taxes and excise taxes on its undistributed taxable income, if any.

To maintain its qualification as a REIT, the Company engages in certain activities through a taxable REIT subsidiary (“TRS”), including when the Company acquires or develops and constructs a hotel it usually establishes a new TRS and enters into an operating lease agreement for the hotel. As such, the Company is subject to U.S. federal and state income and franchise taxes from these activities.

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

As of December 31, 2025 and 2024 there were no deferred tax assets and liabilities included within the consolidated balance sheets.

The Company had no accruals for uncertain income tax positions as of December 31, 2025 and December 31, 2024.

For the years ended December 31, 2025 and 2024, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in “interest and other income, net” on the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, other assets and accounts payable, accrued expenses and other liabilities approximate their fair values because of the short maturity of these instruments.

The estimated fair value (in millions) of the Company’s mortgage debt is summarized as follows:

	As of December 31, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$222.6	$224.0	$224.0	$223.8

Mortgages payable, included in liabilities held for sale	$-	$-	$40.0	$40.0

The fair values of the outstanding principal of the mortgages payable were determined by discounting the future contractual interest and principal payments by estimated current market interest rates. The aggregate outstanding principal of two mortgage loans (the “Exterior Street Loans”) attributable to the Exterior Street Project were included in liabilities held for sale on the consolidated balance sheet as of December 31, 2024 (see Note 7) and as of that date, their aggregate estimated fair value approximated their aggregate outstanding principal because they bore interest at a floating rate.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued accounting standards update (“ASU”) 2023-09, “Income Taxes (Topic 740) -Improvements to Income Tax Disclosures.” The amendments in ASU 2023-09 provide for further enhancements to income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis and it did not have a material impact on its consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” ASU 2024-03 will require public business entities to provide more detailed information in the notes to their financial statements about the types of expenses included in commonly presented expense captions. ASU 2024-03 does not require any changes to the expense captions a public business entity presents on the face of its income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3. Development Projects and Held for Sale

Exterior Street Project

In February 2019, the Company, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City. In September 2021, the Company subsequently acquired an additional adjacent parcel of land at cost from an affiliate of its Advisor in order to achieve certain zoning compliance. The Company acquired these three land parcels for the proposed development of a mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”).

During the second quarter of 2023, the Company decided to temporarily pause its active development activities associated with the Exterior Street Project, due to prevailing unfavorable economic and local market conditions and regulations, and therefore, ceased capitalization of interest and other carrying costs.

Impairment Charge, Held for Sale and Sale

Because of continuing unfavorable economic and local market conditions, the Company determined during the third quarter of 2024 it would no longer pursue the development of the Exterior Street Project, but rather pursue other strategies with respect to it, including a possible sale. As a result of this change in strategy; the Company determined the carrying value of the Exterior Street Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $16.6 million (included in impairment charges on its consolidated statement of operations) during the third quarter of 2024 in order to reduce the carrying value of the Exterior Street Project to its estimated fair value of $78.8 million as of September 30, 2024. In estimating the fair value of the Exterior Street Project, the Company took into consideration a bona fide third-party offer obtained by an independent third-party broker less estimated disposal costs.

During the fourth quarter of 2024, the Company entered into a purchase and sale agreement (the “Exterior Street Project Agreement”) with 355 Exterior Development Holdings LLC and 399 Exterior Development Holdings LLC (collectively the “Exterior Street Buyers”), unaffiliated third parties, pursuant to which the Exterior Street Project would be sold, subject to certain conditions, at a contractual sales price of $84.0 million. Pursuant to the terms of the Exterior Street Project Agreement, the Company received a deposit of $2.5 million during the fourth quarter of 2024. This deposit was included in liabilities associated with assets held for sale on the consolidated balance sheet as of December 31, 2024.

During the second quarter of 2025, the Company received additional payments totaling $1.3 million from the Exterior Street Buyers. The additional payments, of which $1.1 million was not applied to the purchase price, provided the Exterior Street Buyers with the option to further extend the outside closing date of the transaction.

Subsequently on July 18, 2025, the Company completed the disposition of the Exterior Street Project to the Exterior Street Buyers pursuant to the terms of the Exterior Street Project Agreement. In connection with the disposition of the Exterior Street Project, the Company repaid in full the associated aggregate outstanding mortgage indebtedness of $40.0 million, which was collateralized by the Exterior Street Project. The Company’s net proceeds related to the disposition of the Exterior Street Project were $36.5 million (including the deposit of $2.5 million previously received during the fourth quarter of 2024 and the additional payments of $1.3 million previously received during the second quarter of 2025), after the repayment of associated outstanding mortgage indebtedness of $40.0 million and related transaction costs. In connection with the disposition of the Exterior Street Project, the Company recognized a loss on disposition of real estate of $0.4 million during the third quarter of 2025.

The Exterior Street Project met the criteria to be classified as held for sale beginning in the fourth quarter of 2024 and therefore, it and its other assets totaling $80.6 million as well as its associated liabilities totaling $42.2 million (including associated aggregate outstanding mortgage indebtedness of $40.0 million) were classified as held for sale on the consolidated balance sheet as of December 31, 2024.

See Note 7 for additional information.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

Santa Monica Project

The Company had a 50% joint venture ownership interest in the Santa Monica Joint Venture, which was between it and an affiliate of the Sponsor, a related party. The Company consolidated the Santa Monica Joint Venture and accounted for the other member’s ownership interest as a noncontrolling interest in its consolidated financial statements.

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

Impairment Charge and Transfer of Ownership to Lender via Deed in Lieu of Foreclosure

Subsequent to obtaining ownership of the Santa Monica Project, the Santa Monica Joint Venture continued certain pre-development activities, which had already been started by the former owner. However, during the third quarter of 2024, the Santa Monica Joint Venture decided it would no longer pursue the development of the Santa Monica Project, but rather pursue various other strategies with respect to it, including a potential sale or the transfer of ownership to the lender, which had provided a non-recourse mortgage loan (the “Santa Monica Loan”), collateralized by the Santa Monica Project. As a result of this change in strategy, the Santa Monica Joint Venture determined its carrying value of the Santa Monica Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $17.7 million (included in impairment charges on the consolidated statement of operations) during the third quarter of 2024 to reduce the carrying value of the Santa Monica Project to its then estimated fair value of $19.0 million. In estimating the fair value of the Santa Monica Project, the Santa Monica Joint Venture used the fair value provided by an independent, third-party commercial real estate advisory and services firm.

On October 15, 2024 the Santa Monica Loan matured and it was not repaid, which constituted an event of default and therefore, its outstanding principal balance of $19.5 million became due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction, pursuant to the terms of the loan agreement. Subsequently on June 18, 2025, the Santa Monica Joint Venture completed the transfer of its ownership of the Santa Monica Project to the lender via a deed-in-lieu of foreclosure transaction.

The aggregate carrying value of the assets transferred and the liabilities extinguished in connection with the transfer of ownership of the Santa Monica Project to the lender were approximately $19.0 million and $21.3 million (Santa Monica Mortgage Loan of $19.5 million plus accrued but unpaid interest of $1.8 million), respectively. Additionally, the Santa Monica Joint Venture incurred $0.4 million of associated closing costs. In connection with the transfer of ownership of the Santa Monica Project to the lender and the associated extinguishment of the Santa Monica Mortgage Loan plus accrued but unpaid interest, the Santa Monica Joint Venture recognized a gain on debt extinguishment of $1.9 million during the second quarter of 2025.

As of December 31, 2024, the carrying value of the Santa Monica Project was $19.0 million, which was classified as development project on the consolidated balance sheet.

See Note 7 for additional information.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4. Investments in Unconsolidated Affiliated Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated entities is as follows:

			As of December 31,
Entity	Date of Ownership	Ownership %	2025	2024
LSG Joint Venture	December 11, 2025	47.7%	$10,517	$-
Columbus Joint Venture	November 29, 2022	19.0%	12,787	14,778
Total investments in unconsolidated affiliated entities			$23,304	$14,778

LSG Joint Venture

On December 11, 2025, the Company along with LSG Enterprises LLC (the “Enterprises Member”), a wholly owned subsidiary of Lightstone Enterprises Limited (the “Lightstone BVI”), a real estate investment company indirectly owned by the Sponsor, and the Spartanburg Investor LLC (the “Co-investor”) entered into a joint venture agreement to form the Jones Road Investor Member LLC (the “LSG Joint Venture”). The Company has a 47.7% joint venture ownership interest in the LSG Joint Venture and the Enterprises Member and the Co-investor, which are both related parties, have joint venture ownership interests of 47.7% and 4.6%, respectively. Additionally, the manager of the LSG Joint Venture is the Jones Road Manager LLC, an entity wholly owned by the Lightstone BVI.

The Company has determined that the LSG Joint Venture is a VIE but it is not the primary beneficiary. The Company accounts for its ownership interest in the LSG Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the LSG Joint Venture. All capital contributions and distributions of earnings from the LSG Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the LSG Joint Venture are made to the members pursuant to the terms of the LSG Joint Venture’s operating agreement.

Jones Road Joint Venture

Concurrently, the LSG Joint Venture and W/L Spartanburg LLC (the “Wharton Member”), an unrelated third party, entered into a separate joint venture agreement to form Jones Road Investor LLC (the “Jones Road Joint Venture”). The LSG Joint Venture has a 95% joint venture ownership interest in the Jones Road Joint Venture and the Wharton Member has a 5% joint venture ownership interest. Accordingly, through its 47.7% ownership interest in the LSG Joint Venture the Company has an indirect 45.3% joint venture ownership interest in the Jones Road Joint Venture, which is consolidated by the LSG Joint Venture as discussed below.

The Company has also determined that the Jones Road Joint Venture is a VIE and the LSG Joint Venture is the primary beneficiary. As a result, the LSG Joint Venture consolidates the Jones Road Joint Venture and accounts for the Wharton Member’s joint venture ownership interest as a noncontrolling interest in its consolidated financial statements. All capital contributions to the Jones Road Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. However, earnings and distributions from the Jones Road Joint Venture are made to its members pursuant to the terms of the Jones Road Joint Venture’s operating agreement.

The Jones Road Joint Venture was formed to simultaneously acquire the Jones Road Property, a 151-acre plot of land located in Spartanburg, South Carolina, from 300 Jones Road LLC, (the “Jones Road Seller”), an unrelated third-party, at an initial contractual sales price of $18.1 million pursuant to the terms of a purchase and sale agreement (the “Jones Road Agreement”) plus $0.9 million of closing and other related transaction costs. At closing, the Jones Road Joint Venture also paid a $4.0 million refundable advance to an unrelated third-party electric power and natural gas energy company (the “Utility Company”), in exchange for a commitment (the “Phase I Energy Commitment”) from the Utility Company to supply 60 megawatts (“MW”) of electrical power to the area by September 2026. The return of the $4.0 million deposit is contingent on the Jones Road Joint Venture using certain prescribed power thresholds subsequent to the Utility Company’s fulfillment of the Phase I Energy Commitment. At closing, the LSG Joint Venture and the Wharton Member funded $21.9 million and $1.1 million, respectively. In connection with the acquisition of the Jones Road Property, the Company’s pro rata share of the total consideration was $10.4 million, of which $10.2 million was funded at closing and an additional $0.2 million is owed to an affiliate of Lightstone, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2025.

The Jones Road Property consists of various land parcels, including one which is suitable for the immediate development of a data center as a result of the Phase I Energy Commitment. Approximately $11.8 million (of which the Company’s pro rata share is $5.2 million) of additional funding is expected to be required for the first phase of development in order for the 60 MW of supply to be completed by September 2026. Additionally, pursuant to the terms of the Jones Road Agreement, if more than 60 MW of power is delivered to the Jones Road Property by the Utility Company before the end of 2030, the Jones Road Seller is entitled to a additional consideration of $180 per MW over the 60 MW threshold. However, any additional consideration is capped at $18.0 million and is payable as the excess power is supplied to the Jones Road Property by the Utility Company. An affiliate of the Sponsor has guaranteed the payment of any additional consideration.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The LSG Joint Venture had no results of operations during the period from its formation on December 11, 2025 through December 31, 2025, and therefore the Company did not recognize any equity earnings during the year ended December 31, 2025.

In connection with the acquisition of the Jones Road Property, the Company owes the Advisor a separate acquisition fee of $0.1 million (included in accounts payable, accrued expenses and other liabilities as of December 31, 2025 in the Company’s consolidated balance sheet), which is reflected in the carrying value of its investment in the LSG Joint Venture of $10.5 million as of December 31, 2025, which is included in investments in unconsolidated affiliated entities on its consolidated balance sheet.

LSG Joint Venture Consolidated Financial Information (Unaudited)

The following table represents the condensed consolidated balance sheet for the LSG Joint Venture:

As of
December 31, 2025
Land held for development	$19,024
Other assets	4,000
Total assets	$23,024

Other liabilities	$3
Equity:
Members’ equity	21,870
Noncontrolling interest	1,151
Total equity	23,021
Total liabilities and equity	$23,024

Columbus Joint Venture

On November 29, 2022, the Company, along with CRE Columbus Member (“Converge”), a majority owned subsidiary of Converge Holdings LLC, a reinsurance business owned by the Sponsor, and LEL Columbus Member LLC (the “BVI Member”), a wholly owned subsidiary of the Lightstone BVI, a real estate investment company owned by the Sponsor, entered into a joint venture agreement to form the Columbus Joint Venture for the purpose of acquiring the Columbus Properties, a portfolio of nine multifamily residential properties consisting of 2,564 units located in the Columbus, Ohio metropolitan area for a contractual purchase price of $465.0 million. The Company has a 19% joint venture ownership interest in the Columbus Joint Venture. Converge and the BVI Member, which are both related parties, have joint venture ownership interests of 19% and 62%, respectively. Additionally, the manager of the Columbus Joint Venture is LEL Bronx Manager LLC, an entity wholly owned by BVI.

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing costs, was $92.3 million and the Company paid $17.5 million representing its 19.0% pro rata share. In connection with the acquisition, the Company also paid the Advisor a separate acquisition fee of $2.4 million, which is reflected in the carrying value of its investment in the Columbus Joint Venture, which is included in investments in unconsolidated affiliated entities on the consolidated balance sheets. During both the years ended December 31, 2025 and 2024, the Company made $1.5 million of additional capital contributions to the Columbus Joint Venture.

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

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

In connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained senior mortgage loans from two different financial institutions. The first financial institution provided four separate senior mortgage loans, all to subsidiaries of the Columbus Joint Venture, aggregating $133.6 million. These four senior mortgage loans all have a 10-year term, bear interest at SOFR + 2.19%, provide for monthly interest-only payments for the first six years of their term, monthly principal and interest payments thereafter, and the unpaid principal due upon maturity in December 2032. Each of these four senior mortgage loans is individually collateralized by one of the Columbus Properties (collectively, the “Columbus Portfolio I Properties”). The second financial institution provided five separate senior mortgage loans, all to subsidiaries of the Columbus Joint Venture, aggregating $167.2 million. These five senior mortgage loans all have a five-year initial term, bear interest at 4.85%, provided for monthly interest-only payments for the first two years of their term, monthly principal and interest payments thereafter and the unpaid principal due upon final maturity. These five separate mortgage loans all mature in December 2032. Each of these five senior mortgage loans is individually collateralized by one of the Columbus Properties (collectively, the “Columbus Portfolio II Properties”).

Additionally, in connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained an aggregate of $90.0 million in financing through two preferred investments (the “Columbus Preferred Investments”) from unrelated third parties. The first preferred investment of $38.6 million is collateralized by the Columbus Portfolio I Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal and has a mandatory redemption date of December 1, 2032. The second preferred investment of $51.4 million is collateralized by the Columbus Portfolio II Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal, and has a mandatory redemption date of December 1, 2027. As of December 31, 2025, the aggregate unpaid interest included in the outstanding principal balance of the Columbus Preferred Investments was $18.0 million. Furthermore, the Columbus Preferred Investments are subordinate to the nine senior mortgage loans.

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

Columbus Joint Venture Financial Information

The following table represents the condensed statements of operations for the Columbus Joint Venture:

	For the Years Ended December 31,
	2025	2024

Revenues	$46,665	$44,253
Property operating expenses	22,673	21,142
General and administrative costs	301	374
Depreciation and amortization	13,216	12,499
Operating income	10,475	10,238
Interest expense and other, net	(28,758)	(29,323)
Net loss	$(18,283)	$(19,085)
Company’s share of net loss (19.0%)	$(3,474)	$(3,626)
Additional depreciation and amortization expense (1)	(59)	(59)
Company’s loss from investment	$(3,533)	$(3,685)

(1) -	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Company’s interest in the Columbus Joint Venture and the amount of the underlying equity in net assets of the Columbus Joint Venture.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed balance sheets for the Columbus Joint Venture:

	As of December 31,
	2025	2024

Investment property, net	$443,283	$447,743
Cash and restricted cash	24,512	25,664
Other assets	1,767	783
Total assets	$469,562	$474,190

Mortgages and loans payable, net	$401,193	$395,702
Other liabilities	12,357	12,676
Members’ equity	56,012	65,812
Total liabilities and members’ equity	$469,562	$474,190

5. Investment in Related Parties

Hotel Joint Venture

During 2015, the Company formed the Hotel Joint Venture with Lightstone REIT II, a related party REIT also sponsored by the Sponsor. The Company has a 2.5% membership interest in the Hotel Joint Venture and Lightstone REIT II holds the remaining 97.5% membership interest. The Hotel Joint Venture holds ownership interests in the Hotel JV Portfolio, a portfolio of five limited -service hotels, as of both December 31, 2025 and 2024.

The Company accounts for its 2.5% membership interest in the Hotel Joint Venture using a measurement alternative pursuant to which its investment is measured at cost, adjusted for observable price changes and impairments, if any, and as of both December 31, 2025 and 2024, the carrying value of its investment was $0.4 million, which is classified as investment in related party on the consolidated balance sheets.

6. Marketable Securities, Fair Value Measurements and Notes Payable

Marketable Securities:

The following is a summary of the Company’s available for sale securities:

	As of December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$4,209	$396	$(93)	$4,512
Simon OP Units	18,336	18,732	-	37,068
	22,545	19,128	(93)	41,580
Debt securities:
Corporate Bonds	1,007	47	-	1,054
Total	$23,552	$19,175	$(93)	$42,634

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$5,598	$271	$(173)	$5,696
Simon OP Units	18,336	16,148	-	34,484
Total	$23,934	$16,419	$(173)	$40,180

As of both December 31, 2025 and 2024, the Company held 200,247 Simon OP Units. Subject to various conditions, the Simon OP Units may be exchanged for cash or a similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Simon OP Units are valued based on the closing price of Simon Stock, which was $185.11 per share and $172.21 per share as of December 31, 2025 and 2024, respectively. Additionally, the closing price of Simon Stock was $142.64 per share as of December 31, 2023.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis are as follows:

	Fair Value Measurement Using
As of December 31, 2025	Level 1	Level 2	Level 3	Total

Marketable Securities:
Common and Preferred Equity Securities	$1,794	$2,718	$-	$4,512
Simon OP Units	-	37,068	-	37,068
Corporate Bonds	-	1,054	-	1,054
Total	$1,794	$40,840	$-	$42,634

	Fair Value Measurement Using
As of December 31, 2024	Level 1	Level 2	Level 3	Total

Marketable Securities:
Common and Preferred Equity Securities	$1,669	$4,027	$-	$5,696
Simon OP Units	-	34,484	-	34,484
Total	$1,669	$38,511	$-	$40,180

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

As of December 31, 2025, the Company has not recognized an allowance for expected credit losses related to debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in debt securities was primarily caused by changes in interest rates. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the estimated fair value of the Company’s investments in debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of
December 31, 2025
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 years through 10 years	-
Due after 10 years	1,054
Total	$1,054

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR + 0.85% (4.54% as of December 31, 2025) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of both December 31, 2025 and 2024.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 40% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2026 and bears interest at SOFR + 1.35% (5.04% as of December 31, 2025). The Line of Credit is collateralized by an aggregate of 200,247 of Simon OP Units. As of December 31, 2025, the amount of borrowings available to be drawn under the Line of Credit was $14.8 million. No amounts were outstanding under the Line of Credit as of both December 31, 2025 and 2024. Additionally, the Company intends to seek an extension to the Line of Credit on or before its maturity date.

7. Mortgages Payable

The following table sets forth information for the Company’s Mortgages payable, net, excluding the Exterior Street Loans (aggregate outstanding principal balance of $40.0 million as of December 31, 2024), which were included in liabilities held for sale on the consolidated balance sheet as of December 31, 2024 as further discussed below:

Property	Interest Rate	Weighted Average Interest Rate for the Year Ended December 31, 2025	Maturity Date	Amount Due at Maturity	As of December 31, 2025	As of December 31, 2024

Gantry Park Landing	6.30%	6.30%	February 2030	$64,860	$66,558	$-
Gantry Park Landing	(Repaid in full)				-	65,184
Lower East Side Moxy Hotel (Senior Loan)	SOFR + 3.25% (floor of 6.50%)	7.39%	September 2028	124,700	124,700	108,471
Lower East Side Moxy Hotel (Junior Loan)	SOFR + 7.75% (floor of 11.00%)	12.08%	September 2028	31,310	31,310	30,875
Santa Monica Project	(Extinguished)			-	-	19,476
Total mortgages payable		7.73%		$220,870	222,568	224,006

Less: Deferred financing costs					(3,342)	(2,754)
Total mortgages payable, net					$219,226	$221,252

One-month SOFR as of December 31, 2025 and 2024 was 3.69% and 4.33%, respectively. The Company’s mortgage loans are secured by the indicated property and are non-recourse to the Company, unless otherwise indicated.

The following table shows the Company’s contractually scheduled mortgage principal maturities over the next five years and thereafter as of December 31, 2025. All amounts are based on the initial scheduled maturity date of the related debt.

	2026	2027	2028	2029	2030	Thereafter	Total
Principal maturities	$760	$811	$156,137	$-	$64,860	$-	$222,568
Less: Deferred financing costs							(3,342)
Total principal maturities, net							$219,226

Gantry Park Mortgage Loan

On November 19, 2014, the 2nd Street Joint Venture entered into a $74.5 million non-recourse mortgage loan collateralized by Gantry Park Landing, which had an initial maturity date of November 19, 2024, bore interest at a fixed rate of 4.48%, and required monthly interest-only payments for the first three years, monthly principal and interest payments thereafter pursuant to a 30-year amortization schedule and the unpaid principal balance due upon maturity. On November 19, 2024 the maturity date of this mortgage loan was extended to January 28, 2025.

On January 28, 2025, the 2nd Street Joint Venture entered into a $67.2 million non-recourse mortgage loan (the “Gantry Park Mortgage Loan”) collateralized by Gantry Park Landing, which has a maturity date of February 7, 2030, bears interest at a fixed rate of 6.30%, requires monthly principal and interest payments pursuant to a 30-year amortization schedule for the first three years of the term, interest-only payments thereafter and the unpaid principal balance due upon maturity. A substantial portion of the proceeds received at the closing of the Gantry Park Loan were used to repay in full the existing mortgage indebtedness of $65.2 million, which was also collateralized by Gantry Park Landing.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of December 31, 2025, the outstanding principal balance of the Gantry Park Mortgage Loan was $66.6 million.

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

On October 15, 2024, the Santa Monica Loan matured and it was not repaid, which constituted an event of default and therefore, its outstanding principal balance of $19.5 million became due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction, pursuant to the terms of the loan agreement.

Although the lender did not formally charge the Santa Monica Joint Venture interest on the Santa Monica Loan at the default rate of 18%, effective October 15, 2024 the Santa Monica Joint Venture commenced accruing interest expense at the default rate pursuant to the terms of the loan agreement.

On June 18, 2025, the Santa Monica Joint Venture completed the transfer of ownership of the Santa Monica Project to the lender via a deed-in-lieu of foreclosure transaction. Upon consummation of the transfer of ownership of the Santa Monica Project, the lender assumed the risks and rewards of ownership and took legal title and physical possession of the Santa Monica Project and assumed all related liabilities, including the Santa Monica Loan of $19.5 million and its accrued and unpaid interest of $1.8 million, and released the Santa Monica Joint Venture of any claims against the liabilities assumed. See Note 3.

As of December 31, 2024, the outstanding principal balance of the Santa Monica Loan was $19.5 million and its accrued but unpaid interest expense was $0.8 million, which was included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

Exterior Street Loans

On March 29, 2019, the Company obtained a $35.0 million loan (the “Exterior Street Loan”) from a financial institution which, commencing on October 10, 2020, bore interest at LIBOR + 2.25% through November 24, 2022. On December 21, 2021, the loan agreement was amended to provide an additional $7.0 million loan (the “Exterior Street Supplemental Loan” and together with the Exterior Street Loan, the “Exterior Street Loans”) which bore interest at LIBOR + 2.50% through November 24, 2022. The Exterior Street Loans required monthly interest-only payments with the outstanding principal balances due upon maturity. The Exterior Street Loans were collateralized by the Exterior Street Project.

On November 22, 2022, the Company and the financial institution entered into the second amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR + 2.60% and their maturity dates were extended to November 24, 2023. On October 31, 2023, the Company and the financial institution entered into the third amendment to the Exterior Street Loans pursuant to which the interest rate on the Exterior Street Loans was adjusted to SOFR + 2.85% and their maturity dates were further extended to November 24, 2024. On November 22, 2024, the Company and the financial institution entered into the fourth amendment to the Exterior Street Loans pursuant to which the Company made a principal payment of $2.0 million on the Exterior Street Loans reducing their aggregating outstanding balance to $40.0 million, their interest rate was adjusted to SOFR + 3.00% and their maturity dates were further extended to August 22, 2025.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

During the fourth quarter of 2024, the Company entered into the Exterior Street Project Agreement providing for the sale of the Exterior Street Project to the Exterior Street Buyers. Additionally, during the fourth quarter of 2024, the Exterior Street Project met the criteria to be classified as held for sale and therefore, it and its other assets totaling $80.6 million and its associated liabilities totaling $42.2 million (including $40.0 million of aggregate outstanding mortgage indebtedness) were classified as held for sale on the consolidated balance sheet as of December 31, 2024.

On July 18, 2025, the Company completed the disposition of the Exterior Street Project pursuant to the terms of the Exterior Street Project Agreement. In connection with the disposition of the Exterior Street Project, the Company repaid in full the Exterior Street Loans of $40.0 million.

Moxy Mortgage Loans

On November 29, 2023, the Company entered into a senior mortgage loan facility (the “Moxy Senior Loan”) with an unrelated third party providing for up to $110.0 million. At closing, $106.1 million of proceeds were advanced under the Moxy Senior Loan and the remaining availability of $3.9 million could only be drawn to cover operating losses, subject to various conditions. The Moxy Senior Loan bore interest at SOFR + 4.00%, subject to a 7.50% floor, and was scheduled to mature on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of December 31, 2024, the outstanding principal balance of the Moxy Senior Loan was $108.5 million and its remaining availability was $1.5 million.

Simultaneously on November 29, 2023, the Company also entered into a junior mortgage loan facility (the “Moxy Junior Loan” and together with the Moxy Senior Loan the “Moxy Mortgage Loans”) with an unrelated third party providing for up to $31.3 million. At closing, $30.2 million of proceeds were advanced under the Moxy Junior Loan and the remaining availability of $1.1 million could only be drawn for operating losses, subject to various conditions. The Moxy Junior Loan bore interest at SOFR + 8.75%, subject to a 12.25% floor, and was scheduled to mature on December 1, 2026, with two one-year extension options subject to the satisfaction of certain conditions. As of December 31, 2024, the outstanding principal balance of the Moxy Junior Loan was $30.9 million and its remaining availability was $0.4 million.

The Moxy Mortgage Loans require monthly interest-only payments with their outstanding principal balances due upon maturity and they are both collateralized by the Lower East Side Moxy Hotel; however, the Moxy Junior Loan is subordinate to the Moxy Senior Loan. The aggregate proceeds of $130.0 million advanced at the closing of the Moxy Mortgage Loans were used to repay in full existing construction mortgage indebtedness, which was collateralized by the Lower East Side Moxy Hotel.

On August 15, 2025, the Moxy Senior Loan was amended to increase its availability by $14.7 million from up to $110.0 million to up to $124.7 million, its maturity was extended to  September 15, 2028 and its interest rate was prospectively reduced to SOFR + 3.25%, subject to a 6.50% floor. As of December 31, 2025, the Moxy Senior Loan was fully funded and its outstanding principal balance was $124.7 million.

Simultaneously, on August 15, 2025, the Moxy Junior Loan was also amended pursuant to which its maturity was extended to September 15, 2028 and its interest rate was prospectively reduced to SOFR + 7.75%, subject to a 11.00% floor. As of December 31, 2025, the outstanding principal balance of the Moxy Junior Loan was fully funded and its outstanding principal balance was $31.3 million.

Pursuant to the terms of the Moxy Mortgage Loans, the Company is required to enter into interest rate cap contracts with an aggregate notional amount equal to the total maximum amount available under the Moxy Mortgage Loans for as long as they remain outstanding.

On November 29, 2023, the Company entered into two interest rate cap agreements with notional amounts of $110.0 million and $31.3 million pursuant to which the SOFR rate was capped at 5.50% through June 1, 2025 and December 1, 2024, respectively.

In November 2024, the Company extended the term of the interest rate cap agreement with the notional amount of $31.3 million through December 1, 2025. Subsequently in November 2025, the Company further extended the term of this interest rate cap contract through December 1, 2026.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On May 30, 2025, the Company extended the term of the interest rate cap agreement with the notional amount of $110.0 million through June 1, 2026. In connection with the amendment of the Moxy Senior Loan, the Company restructured this interest rate cap agreement to increase its notional amount by $14.7 million to $124.7 million pursuant to which the SOFR rate is capped at 5.50% through June 1, 2026.

As of December 31, 2025, the aggregate outstanding principal balance of the Moxy Mortgage Loans was $156.0 million.

The Moxy Mortgage Loans require the maintenance of a prescribed minimum debt yield ratio (“DYR”) measured at the end of each calendar quarter based on the trailing twelve months of operating results from the Lower East Side Moxy Hotel, subject to various adjustments at the lender’s discretion. However, any failure to meet the DYR does not constitute an event of default; rather, it provides the lender with the option to elect to retain any excess cash flow from the Lower East Side Moxy Hotel until the DYR is met. The Company also has the ability, at our option, to make proportional principal paydowns to the Moxy Senior Loan and the Moxy Junior Loan to achieve financial covenant compliance.

During the fourth quarter of 2025, the lender informed the Company that it did not meet the minimum DYR as of September 30, 2025 as a result of their discretionary adjustments and therefore, they have elected to retain any excess cash flow from the operations of the Lower East Side Moxy Hotel until the minimum DY is met. As of December 31, 2025, a total of $6.8 million was held by the lender in escrow accounts, which is included in restricted cash on the consolidated balance sheet.

Based on the trailing twelve months of operating results of the Lower East Side Moxy Hotel, the Company also does not expect to meet the minimum DYR as of December 31, 2025, assuming similar discretionary adjustments will be made by the lender.

Financial Covenant Compliance and Mortgage Debt Maturities

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage and debt yield. As of December 31, 2025, the Company was in compliance with all of its financial debt covenants, other than for the Moxy Mortgage Loans as discussed above. Additionally, certain of the Company’s mortgages payable also contain clauses providing for prepayment penalties.

The Company has no additional significant maturities of mortgage debt over the next 12 months from the date of these consolidated financial statements.

8. Land Holdings

The Company previously wholly owned certain land parcels (collectively, the “Land Holdings”) located in St. Augustine, Florida.

During the year ended December 31, 2024, the Company completed a series of disposition transactions related to its Land Holdings, including certain associated municipal impact fee credits, for an aggregate contractual sales price of $25.0 million and recognized an aggregate gain on disposition of real estate of $19.0 million. These disposition transactions generated aggregate net sales proceeds of $25.0 million and as a result, all of the Company’s Land Holdings have been sold.

These disposition transactions consisted of (i) the second quarter sales of two land parcels, each to an unrelated third-party, for an aggregate contractual sales price of $14.8 million resulting in an aggregate gain on disposition of real estate of $10.9 million; (ii) the third quarter sale of municipal impact fee credits to an unrelated third-party for a contractual sales price of $2.7 million resulting in gain on disposition of real estate of $2.7 million and (iii) the fourth quarter sale of all of the Company’s remaining land parcels to an unrelated third party for a contractual sales price of $7.5 million resulting in a gain on disposition of real estate of $5.5 million.

9. Company’s Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Board of Directors. Prior to the issuance of shares of any series, the Board of Directors is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Board of Directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. As of December 31, 2025 and 2024, the Company had no outstanding preferred shares.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

The Company’s shareholder redemption program (the “SRP”) provides for redemption requests to be submitted in connection with either a stockholder’s death or certain hardships and the price for all such purchases has been set at the Company’s estimated net asset value per Common Share (“NAV per Share”) as of the date of actual redemption. The Company’s estimated NAV per Share is determined by the Board of Directors and reported by it from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death to be eligible for consideration.

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

During the year ended December 31, 2025, the Company repurchased 320,063 Common Shares at a weighted average price per share of $11.15. During the year ended December 31, 2024, the Company repurchased 324,684 Common Shares at a weighted average price per share of $11.85.

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

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company’s current DRIP Registration Statement on Form S-3D was filed and became effective as amended and restated, under the Securities Act on October 25, 2018.

Pursuant to the terms of the Company’s DRIP, its stockholders who elect to participate may invest all or a portion of any cash distributions that the Company pays them on their Common Shares in additional Common Shares at a purchase price equal to 95% of the Company’s estimated NAV per Share in effect as of the record date of such distribution. Effective on March 20, 2026, the Board of Directors determined and approved the Company’s NAV per Share of $11.66 as of December 31, 2025. As a result, effective on that date, the purchase price for Common Shares under the DRIP became $11.08 per share. During the years ended December 31, 2025 and 2024, the Company did not issue any Common Shares under the DRIP. As of December 31, 2025, 9.9 million Common Shares were available for issuance under our DRIP.

The Board of Directors reserves the right to terminate the DRIP for any reason without cause by providing notice of the termination to Company’s participating stockholders by either including such information in (a) a current report on Form 8-K, an annual report on Form 10-K or a quarterly report on Form 10-Q, all of which are publicly filed with the SEC or (b) a separate mailing to its participating stockholders.

Distributions on Common Shares

The Company made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP determined without regard to the deduction for dividends paid and excluding any net capital gain in order to maintain its REIT status. However, in order to continue to qualify for REIT status, it is possible the Company may be unable to make any such required distributions if they are in an amount in excess of its available cash.

The Company’s distributions, if any, are authorized at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors considers various factors in its determination, including but not limited to, the Company’s sources and availability of capital, its operating and interest expenses, its ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. Although the Board of Directors’ decisions will be substantially influenced by the intention to maintain the Company’s federal tax status as a REIT, the Company cannot provide assurance that it will pay distributions at any particular level, or at all.

No distributions have been declared or paid on the Company’s Common Shares subsequent to the distribution for the third quarter of 2023.

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during 2008 and 2009 and remain outstanding as of December 31, 2025.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include the joint venture ownership interests held by either the Sponsor or its affiliates in (i) PRO through its liquidation on December 26, 2024, (ii) the 2nd Street Joint Venture and (iii) the Santa Monica Joint Venture. PRO’s holdings principally consisted of Simon OP Units. The 2nd Street Joint Venture owns Gantry Park Landing and the Santa Monica Joint Venture previously owned certain land parcels located in Santa Monica, California, on which the Santa Monica Project, a multifamily residential project had been proposed. The Santa Monica Joint Venture transferred its ownership interest in the Santa Monica Project to the mortgage lender on June 18, 2025 (see Notes 3 and 7 for additional information).

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

On December 26, 2024, PRO was liquidated through a non-cash distribution of its remaining holdings, which consisted of 89,695 Simon OP Units, to its members. The Sponsor received 8,996 Simon OP Units and the Company, through Marco III LP Units, LLC, a wholly owned subsidiary of the Operating Partnership, received 80,699 Simon OP Units. As a result of this distribution, PRO was fully liquidated. The Simon OP Units were marked to market through the date of the distribution and the non-cash distribution to the Sponsor was then accounted for as a distribution to noncontrolling interests at fair value. The Company used the closing price of Simon Stock of $173.80 per share as of December 26, 2024, to estimate the fair value of the non-cash distribution of $1.6 million to the noncontrolling interest. The difference between the non-cash distribution amount of $1.6 million and the carrying value of the Sponsor’s remaining equity interest in PRO as of the date of distribution of $1.4 million, was recorded as a decrease of $0.2 million to the Company’s additional paid in capital.

The Company’s net earnings allocated to noncontrolling interests in its consolidated statements of operations included the interest in PRO held by our Sponsor through PRO’s date of liquidation on December 26, 2024.

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

For the Years Ended December 31, 2025 and 2024

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Distributions

During the year ended December 31, 2025, the Company made total cash distributions to noncontrolling interests of $2.0 million, which consisted primarily of distributions from 2nd Street Joint Venture. During the year ended December 31, 2024, the Company made total distributions to noncontrolling interests of $1.6 million, which consisted primarily of the non-cash distribution of Simon OP Units from PRO in connection with its liquidation as disclosed above.

11. Related Party Transactions

The Company has agreements with the Advisor and its affiliates to pay certain fees, as follows, in exchange for services performed by these entities and other related parties. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor and their affiliates to perform such services as provided in these agreements.

Fees	Amount
Acquisition Fee	The Advisor is paid an acquisition fee equal to 2.75% of the gross contractual purchase price (including any mortgage assumed) of each property purchased. The Advisor or its affiliates are also reimbursed for expenses that they incur in connection with the purchase of a property. The acquisition fee and acquisition-related expenses for any particular property, including amounts payable to related parties, will not exceed, in the aggregate 5% of the gross contractual purchase price (including mortgage assumed) of the property.

Property Management – Multifamily Residential/Retail	The property managers are paid a monthly management fee of up to 5% of the gross revenues from multifamily residential and retail properties. The Company pays the property managers a separate fee for (i) the development of, (ii) the one-time initial rent-up or (iii) the leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Property Management - Office/Industrial	The property managers are paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Company pays the property managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Asset Management Fee	The Advisor or its affiliates are paid an asset management fee of 0.55% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.1375 of 1% of average invested assets as of the last day of the immediately preceding quarter.

Reimbursement of Other expenses	For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company for the amounts, if any, by which the total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of 2% of average invested assets, as defined, for that fiscal year, or, 25% of net income, as defined, for that fiscal year. Items such as interest payments, taxes, non-cash expenditures, organization and offering expenses, and acquisition fees and expenses are excluded from the definition of total operating expenses, which otherwise includes the aggregate expense of any kind paid or incurred by the Company.

The Advisor or its affiliates are reimbursed for expenses that may include costs of goods and services, administrative services and non-supervisory services performed directly for the Company by independent parties.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

No distributions have been declared or paid on the SLP Units subsequent to the distribution for the second quarter of 2023. Until distributions on Common Shares are brought current to at least an annualized rate of 7% assuming a purchase price of $10.00 per share, no distributions will be declared on the SLP Units. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

For the Years Ended December 31, 2025 and 2024

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

Amounts owed to the Advisor and its affiliated entities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. During the first quarter of 2024, the Advisor agreed to allow the Company to temporarily defer the payment of asset management fees. As of December 31, 2024, the Company owed the Advisor and its affiliated entities an aggregate of $3.0 million. Primarily as a result of the net proceeds from the sale of the Exterior Street Project in July 2025, during the third quarter of 2025 the Company paid the Advisor all the asset management fees for which payment had been previously deferred and then resumed timely payments of quarterly asset management fees as they become due. As of December 31 2025, the Company owed the Advisor and its affiliated entities an aggregate of $1.0 million.

The following table represents the fees incurred and reimbursement associated with the payments to the Sponsor, Advisor and their affiliates:

	For the Years Ended December 31,
	2025	2024

Asset management fees (general and administrative costs)	$1,933	$1,998
Property management fees (property operating expenses)	317	307
Acquisition fees (1)	82	-
Development fees and cost reimbursement (2)	118	64
Total	$2,450	$2,369

(1)	Acquisition fee of $0.1 million was capitalized and is reflected in the carrying value of our investment in the LSG Joint Venture. which is included in investments in unconsolidated affiliated entities on the consolidated balance sheets.
(2)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are generally classified as development projects on the consolidated balance sheets until construction is substantially co1mpleted unless the associated development project meets the criteria to be classified as held for sale. Once construction is substantially completed these amounts are recorded as property operating expenses.

12. Commitments and Contingencies

Hotel Franchise Agreement

The Lower East Side Moxy Hotel operates pursuant to a 30-year franchise agreement (the “Hotel Franchise Agreement”) with Marriott International, Inc. (“Marriott”). The Hotel Franchise Agreement provides for the Company to pay franchise fees and marketing fund charges equal to certain prescribed percentages of gross room sales, as defined. Additionally, pursuant to the terms of the Hotel Franchise Agreement, the Company received a key money (the “Key Money”) payment of $4.7 million from Marriott during the fourth quarter of 2022. The Key Money, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets is being amortized as a reduction to franchise fees over the term of the Hotel Franchise Agreement. As of both December 31, 2025 and 2024, the remaining unamortized balance of the Key Money was $4.2 million and $4.4 million, respectively. Pursuant to the terms of the Hotel Franchise Agreement, the Company may be obligated to return the unamortized portion of the Key Money back to Marriott upon the occurrence of certain events. The franchise fees and marketing fund charges are recorded as a component of hotel operating expenses in the consolidated statements of operations.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

Various claims have been asserted against the 2nd Street Joint Venture, including that the rents at Gantry Park Landing have been in excess of the lawfully allowable amounts. While any dispute has an element of uncertainty, the 2nd Street Joint Venture believes that the likelihood of an unfavorable outcome with respect to these matters is remote and therefore, no provision for loss has been recorded in connection therewith.

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

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2025, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2025 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 16, 2026 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and	Year Term of Office Will Expire	Served as a Director Since

David Lichtenstein	65	Chief Executive Officer, President and Chairman of the Board of Directors	2026	2004

George R. Whittemore	76	Director	2026	2006

Alan Retkinski	54	Director	2026	2019

Howard E. Friedman	60	Director	2026	2021

David Lichtenstein is the Chairman of our Board of Directors and our Chief Executive Officer, and is the Chief Executive Officer of our Advisor. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multifamily, lodging, retail and industrial properties located in 20 states, and Puerto Rico. From April 2008 to present, Mr. Lichtenstein has served as the Chairman of the board of directors and Chief Executive Officer of Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”) and Lightstone Value Plus REIT II LLC, its advisor. From October 2012 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors of Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”) and from April 2013 to the present, as the Chief Executive Officer of Lightstone REIT III and of Lightstone Value Plus REIT III LLC. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus REIT IV, (“Lightstone REIT IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). On December 19, 2023, Mr. Lichtenstein was appointed to the Board of Directors of Lightstone Value Plus REIT V, Inc. (“Lightstone V”) and is Chairman and Chief Executive Officer of its advisor. Mr. Lichtenstein previously served as Chairman of the Board of Directors of Lightstone V from September 28, 2017 through August 30, 2021, when he was appointed Chairman Emeritus. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., an industry trade group, as well as, a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

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

Executive Officers:

The following table presents certain information as of March 16, 2026 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	65	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	73	President

Joseph Teichman	52	General Counsel

Seth Molod	62	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2025, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

We have no employees. Our Advisor performs our day-to-day management functions. Our executive officers are all employees of the Advisor. We do not pay any of these individuals for serving in their respective positions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 16, 2026 concerning each of our directors and executive officers serving in such capacities:

Name and Business Address (where required) of Beneficial Owner	Number of Shares of Common Stock of the Company Beneficially Owned	Percent of All Common Shares of the Company

David Lichtenstein	20,000	0.10%
George R. Whittemore	-	-
Alan Retkinski	-	-
Howard E. Friedman	-	-
Mitchell Hochberg	-	-
Joseph Teichman	-	-
Seth Molod	-	-
Our directors and executive officers as a group (7 persons)	20,000	0.10%

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

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal information technology and investor relations. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from another party or other parties.

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

We have agreed to pay our property managers a monthly management fee of up to 5% of the gross revenues from our multifamily residential and commercial retail properties. In addition, we may pay our property managers a separate fee for (i) the development of, (ii) the one-time initial rent-up or (iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. During both the years ended December 31, 2025 and 2024, we incurred property management fees of $0.3 million.

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

The following table represents the fees incurred and reimbursement associated with the payments to the Sponsor, Advisor and their affiliates for the period indicated:

	For the Years Ended December 31,
	2025	2024

Asset management fees (general and administrative costs)	$1,933	$1,998
Acquisition fees (1)	82	-
Development fees and cost reimbursement (2)	118	64
Total	$2,133	$2,062

(1)	Acquisition fees of $0.1 million were capitalized and are reflected in the carrying value of our investment in the LSG Joint Venture which is included in investments in unconsolidated affiliated entities on the consolidated balance sheets.
(2)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are generally classified as development projects on the consolidated balance sheets until construction is substantially completed unless the associated development project meets the criteria to be classified as held for sale. Once construction is substantially completed these amounts are recorded as property operating expenses.

Amounts owed to the Advisor and its affiliated entities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. During the first quarter of 2024, the Advisor agreed to allow us to temporarily defer the payment of asset management fees. As of December 31, 2024, we owed the Advisor and its affiliated entities an aggregate of $3.0 million. Primarily as a result of the net proceeds from the sale of the Exterior Street Project in July 2025, during the third quarter of 2025 we paid the Advisor all the asset management fees for which payment had been previously deferred and then resumed timely payment of quarterly asset management fees as they become due. As of December 31 2025, we owed the Advisor and its affiliated entities an aggregate of $1.0 million.

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

No distributions have been declared on the SLP Units since the second quarter of 2023. Until distributions on Common Shares are brought current to at least an annualized rate of 7% assuming a purchase price of $10.00 per share, no distributions will be declared on the SLP Units. Any future distributions on the SLP Units will always be subordinated until stockholders receive a stated preferred return.

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

Investments in Entities Affiliated with Sponsor

Columbus Joint Venture

On November 29, 2022, the Company, along with CRE Columbus Member (“Converge”), a majority owned subsidiary of Converge Holdings LLC, a reinsurance business owned by the Sponsor, and LEL Columbus Member LLC (the “BVI Member”), a wholly owned subsidiary of the Lightstone BVI, a real estate investment company owned by the Sponsor, entered into a joint venture agreement to form the Columbus Joint Venture for the purpose of acquiring the Columbus Properties, a portfolio of nine multifamily residential properties consisting of 2,564 units located in the Columbus, Ohio metropolitan area for a contractual purchase price of $465.0 million. The Company has a 19% joint venture ownership interest in the Columbus Joint Venture. Converge and the BVI Member, which are both related parties, have joint venture ownership interests of 19% and 62%, respectively. Additionally, the manager of the Columbus Joint Venture is LEL Bronx Manager LLC, an entity wholly owned by BVI.

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing costs, was $92.3 million and the Company paid $17.5 million representing its 19.0% pro rata share. In connection with the acquisition, the Company also paid the Advisor a separate acquisition fee of $2.4 million, which is reflected in the carrying value of its investment in the Columbus Joint Venture, which is included in investments in unconsolidated affiliated entities on the consolidated balance sheets. During both the years ended December 31, 2025 and 2024, the Company made $1.5 million of additional capital contributions to the Columbus Joint Venture.

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

In connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained senior mortgage loans from two different financial institutions. The first financial institution provided four separate senior mortgage loans, all to subsidiaries of the Columbus Joint Venture, aggregating $133.6 million. These four senior mortgage loans all have a 10-year term, bear interest at SOFR + 2.19%, provide for monthly interest-only payments for the first six years of their term, monthly principal and interest payments thereafter, and the unpaid principal due upon maturity in December 2032. Each of these four senior mortgage loans is individually collateralized by one of the Columbus Properties (collectively, the “Columbus Portfolio I Properties”). The second financial institution provided five separate senior mortgage loans, all to subsidiaries of the Columbus Joint Venture, aggregating $167.2 million. These five senior mortgage loans all have a five-year initial term, bear interest at 4.85%, provided for monthly interest-only payments for the first two years of their term, monthly principal and interest payments thereafter and the unpaid principal due upon final maturity. These five separate mortgage loans all mature in December 2032. Each of these five senior mortgage loans is individually collateralized by one of the Columbus Properties (collectively, the “Columbus Portfolio II Properties”).

Additionally, in connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained an aggregate of $90.0 million in financing through two preferred investments (the “Columbus Preferred Investments”) from unrelated third parties. The first preferred investment of $38.6 million is collateralized by the Columbus Portfolio I Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal and has a mandatory redemption date of December 1, 2032. The second preferred investment of $51.4 million is collateralized by the Columbus Portfolio II Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal, and has a mandatory redemption date of December 1, 2027. As of December 31, 2025, the aggregate unpaid interest included in the outstanding principal balance of the Columbus Preferred Investments was $18.0 million. Furthermore, the Columbus Preferred Investments are subordinate to the nine senior mortgage loans.

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

Jones Road Property

On December 11, 2025, we along with LSG Enterprises LLC (the “Enterprises Member”), a wholly owned subsidiary of Lightstone Enterprises Limited (the “Lightstone BVI”), a real estate investment company indirectly owned by the Sponsor, and the Spartanburg Investor LLC (the “Co-investor”) entered into a joint venture agreement to form the Jones Road Investor Member LLC (the “LSG Joint Venture”). We have a 47.7% joint venture ownership interest in the LSG Joint Venture and the Enterprises Member and the Co-investor, which are both related parties, have joint venture ownership interests of 47.7% and 4.6%, respectively. Additionally, the manager of the LSG Joint Venture is the Jones Road Manager LLC, an entity wholly owned by the Lightstone BVI.

We have determined that the LSG Joint Venture is a VIE but we are not the primary beneficiary. We account for our ownership interest in the LSG Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the LSG Joint Venture. All capital contributions and distributions of earnings from the LSG Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the LSG Joint Venture are made to the members pursuant to the terms of the LSG Joint Venture’s operating agreement.

Concurrently, the LSG Joint Venture and W/L Spartanburg LLC (the “Wharton Member”), an unrelated third party, entered into a separate joint venture agreement to form Jones Road Investor LLC (the “Jones Road Joint Venture”). The LSG Joint Venture has a 95% joint venture ownership interest in the Jones Road Joint Venture and the Wharton Member has a 5% joint venture ownership interest. Accordingly, through our 47.7% ownership interest in the LSG Joint Venture we have an indirect 45.3% joint venture ownership interest in the Jones Road Joint Venture, which is consolidated by the LSG Joint Venture as discussed below.

We have also determined that the Jones Road Joint Venture is a VIE and the LSG Joint Venture is the primary beneficiary. As a result, the LSG Joint Venture consolidates the Jones Road Joint Venture and accounts for the Wharton Member’s joint venture ownership interest as a noncontrolling interest in its consolidated financial statements. All capital contributions to the Jones Road Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. However, earnings and distributions from the Jones Road Joint Venture are made to its members pursuant to the terms of the Jones Road Joint Venture’s operating agreement.

The Jones Road Joint Venture was formed to simultaneously acquire the Jones Road Property, a 151-acre plot of land located in Spartanburg, South Carolina, from 300 Jones Road LLC, (the “Jones Road Seller”), an unrelated third-party, at an initial contractual sales price of $18.1 million pursuant to the terms of a purchase and sale agreement (the “Jones Road Agreement”) plus $0.9 million of closing and other related transaction costs. At closing, the Jones Road Joint Venture also paid a $4.0 million refundable advance to an unrelated third-party electric power and natural gas energy company (the “Utility Company”), in exchange for a commitment (the “Phase I Energy Commitment”) from the Utility Company to supply 60 megawatts (“MW”) of electrical power to the area by September 2026. The return of the $4.0 million deposit is contingent on the Jones Road Joint Venture using certain prescribed power thresholds subsequent to the Utility Company’s fulfillment of the Phase I Energy Commitment. At closing, the LSG Joint Venture and the Wharton Member funded $21.9 million and $1.1 million, respectively. In connection with the acquisition of the Jones Road Property, our pro rata share of the total consideration was $10.4 million, of which we funded $10.2 million at closing and an additional $0.2 million is owed to an affiliate of Lightstone, which is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheet as of December 31, 2025.

The Jones Road Property consists of various land parcels, including one which is suitable for the immediate development of a data center as a result of the Phase I Energy Commitment. Approximately $11.8 million (of which our pro rata share is $5.2 million) of additional funding is expected to be required for the first phase of development in order for the 60 MW of supply to be completed by September 2026. Additionally, pursuant to the terms of the Jones Road Agreement, if more than 60 MW of power is delivered to the Jones Road Property by the Utility Company before the end of 2030, the Jones Road Seller is entitled to additional consideration of $180 per MW over the 60 MW threshold. However, any additional consideration is capped at $18.0 million and is payable as the excess power is supplied to the Jones Road Property by the Utility Company. An affiliate of the Sponsor has guaranteed the payment of any additional consideration.

In connection with the acquisition of the Jones Road Property, we owe the Advisor a separate acquisition fee of $0.1 million.

Exterior Street Project

In February 2019, we, through subsidiaries of the Operating Partnership, acquired two adjacent parcels of land located at 355 & 399 Exterior Street in the Mott Haven neighborhood in the Bronx borough of New York City. In September 2021, we subsequently acquired an additional adjacent parcel of land at cost from an affiliate of our Advisor in order to achieve certain zoning compliances. We acquired these three land parcels for the proposed development of a mixed-use multifamily residential and commercial retail project (the “Exterior Street Project”).

During the second quarter of 2023, we decided to temporarily pause our active development activities associated with the Exterior Street Project, due to prevailing unfavorable economic and local market conditions and regulations, and therefore, ceased capitalization of interest and other carrying costs.

Impairment Charge, Held for Sale and Sale

Because of continuing unfavorable economic and local market conditions, we determined during the third quarter of 2024 we would no longer pursue the development of the Exterior Street Project, but rather pursue other strategies with respect to it, including a possible sale. As a result of this change in strategy; we determined the carrying value of the Exterior Street Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $16.6 million (included in impairment charges on our consolidated statement of operations) during the third quarter of 2024 in order to reduce the carrying value of the Exterior Street Project to its estimated fair value of $78.8 million as of September 30, 2024. In estimating the fair value of the Exterior Street Project, we took into consideration a bona fide third-party offer obtained by an independent third-party broker less estimated disposal costs.

During the fourth quarter of 2024, we entered into a purchase and sale agreement (the “Exterior Street Project Agreement”) with 355 Exterior Development Holdings LLC and 399 Exterior Development Holdings LLC (collectively the “Exterior Street Buyers”), unaffiliated third parties, pursuant to which the Exterior Street Project would be sold, subject to certain conditions, at a contractual sales price of $84.0 million. Pursuant to the terms of the Exterior Street Project Agreement, we received a deposit of $2.5 million during the fourth quarter of 2024. This deposit was included in liabilities associated with assets held for sale on the consolidated balance sheet as of December 31, 2024.

During the second quarter of 2025, we received additional payments totaling $1.3 million from the Exterior Street Buyers. The additional payments, of which $1.1 million was not applied to the purchase price, provided the Exterior Street Buyers with the option to further extend the outside closing date of the transaction.

Subsequently on July 18, 2025, we completed the disposition of the Exterior Street Project to the Exterior Street Buyers pursuant to the terms of the Exterior Street Project Agreement. In connection with the disposition of the Exterior Street Project, we repaid in full the associated aggregate outstanding mortgage indebtedness of $40.0 million, which was collateralized by the Exterior Street Project. Our net proceeds related to the disposition of the Exterior Street Project were $36.5 million (including the deposit of $2.5 million previously received during the fourth quarter of 2024 and the additional payments of $1.3 million previously received during the second quarter of 2025), after the repayment of associated outstanding mortgage indebtedness of $40.0 million and related transaction costs. In connection with the disposition of the Exterior Street Project, we recognized a loss on disposition of real estate of $0.4 million during the third quarter of 2025.

The Exterior Street Project met the criteria to be classified as held for sale beginning in the fourth quarter of 2024 and therefore, it and its other assets totaling $80.6 million as well as its associated liabilities totaling $42.2 million (including associated aggregate outstanding mortgage indebtedness of $40.0 million) were classified as held for sale on the consolidated balance sheet as of December 31, 2024.

Santa Monica Project

We had a 50% joint venture ownership interest in the Santa Monica Joint Venture, which was between us and an affiliate of the Sponsor, a related party. We consolidated the Santa Monica Joint Venture and accounted for the other member’s ownership interest as a noncontrolling interest in our consolidated financial statements.

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

Impairment Charge and Transfer of Ownership to Mortgage Lender via Deed in Lieu of Foreclosure

Subsequent to obtaining ownership of the Santa Monica Project, the Santa Monica Joint Venture continued certain pre-development activities, which had already been started by the former owner. However, during the third quarter of 2024, the Santa Monica Joint Venture decided it would no longer pursue the development of the Santa Monica Project, but rather pursue various other strategies with respect to it, including a potential sale or the transfer of ownership to the lender, which had provided a non-recourse mortgage loan (the “Santa Monica Loan”), collateralized by the Santa Monica Project. As a result of this change in strategy, the Santa Monica Joint Venture determined its carrying value of the Santa Monica Project was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $17.7 million (included in impairment charges on our consolidated statement of operations) during the third quarter of 2024 to reduce the carrying value of the Santa Monica Project to its then estimated fair value of $19.0 million. In estimating the fair value of the Santa Monica Project, the Santa Monica Joint Venture used the fair value provided by an independent, third-party commercial real estate advisory and services firm.

On October 15, 2024 the Santa Monica Loan matured and it was not repaid, which constituted an event of default and therefore, its outstanding principal balance of $19.5 million became due on demand. On October 30, 2024, the lender issued a formal notice of default and on October 31, 2024, the Santa Monica Joint Venture notified the lender of its intent to transfer ownership of the underlying collateral, the Santa Monica Project, to the lender via a deed-in-lieu of foreclosure transaction, pursuant to the terms of the loan agreement. Subsequently on June 18, 2025, the Santa Monica Joint Venture completed the transfer of its ownership of the Santa Monica Project to the lender via a deed-in-lieu of foreclosure transaction.

The aggregate carrying value of the assets transferred and the liabilities extinguished in connection with the transfer of ownership of the Santa Monica Project to the lender were approximately $19.0 million and $21.3 million (Santa Monica Mortgage Loan of $19.5 million plus accrued but unpaid interest of $1.8 million), respectively. Additionally, the Santa Monica Joint Venture incurred $0.4 million of associated closing costs. In connection with the transfer of ownership of the Santa Monica Project to the lender and the associated extinguishment of the Santa Monica Mortgage Loan plus accrued but unpaid interest, the Santa Monica Joint Venture recognized a gain on debt extinguishment of $1.9 million during the second quarter of 2025.

As of December 31, 2024, the carrying value of the Santa Monica Project was $19.0 million.

Noncontrolling Interest of Subsidiaries within the Operating Partnership

PRO

During 2009, the Operating Partnership acquired certain membership interests in Prime Outlets Acquisition Company (“POAC”) and Mill Run, LLC (“Mill Run”), which were subsequently contributed to Pro-DFJV Holdings LLC (“PRO”) in exchange for a 99.99% managing membership interest in PRO. In addition, the Company contributed $3 for a 0.01% non-managing membership interest in PRO. Because the Operating Partnership was the managing member with control, PRO was consolidated into the results and financial position of the Company. In connection with the acquisitions of the membership interests in POAC and Mill Run, the Advisor accepted a 19.17% profit membership interest in PRO in lieu of an acquisition fee and assigned its rights to receive distributions to the Sponsor, who assigned the same to David Lichtenstein. Distributions were split between the three members in proportion to their respective profit interests. PRO subsequently disposed of all of its membership interests in POAC and Mill Run in August 2010 and through its liquidation on December 26, 2024, its holdings primarily consisted of Simon OP Units.

On September 19, 2018, the Sponsor transferred 9.14% of its profit membership interest in PRO to the Operating Partnership. As of December 31, 2023, the Sponsor had a 10.03% profit membership interest in PRO, which was accounted for as a noncontrolling interest.

On December 26, 2024, PRO was liquidated through a non-cash distribution of its remaining holdings, which consisted of 89,695 Simon OP Units, to its members. The Sponsor received 8,996 Simon OP Units and the Company, through Marco III LP Units, LLC, a wholly owned subsidiary of the Operating Partnership, received 80,699 Simon OP Units. As a result of this distribution, PRO was fully liquidated. The Simon OP Units were marked to market through the date of the distribution and the non-cash distribution to the Sponsor was then accounted for as a distribution to noncontrolling interests at fair value. The Company used the closing price of Simon Stock of $173.80 per share as of December 26, 2024, to estimate the fair value of the non-cash distribution of $1.6 million to the noncontrolling interest. The difference between the non-cash distribution amount of $1.6 million and the carrying value of the Sponsor’s remaining equity interest in PRO as of the date of distribution of $1.4 million, was recorded as a decrease of $0.2 million to the Company’s additional paid in capital.

The Company’s net earnings allocated to noncontrolling interests in its consolidated statements of operations included the interest in PRO held by our Sponsor through PRO’s date of liquidation on December 26, 2024.

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

The Hotel Joint Venture

During 2015, the Company formed the Hotel Joint Venture with Lightstone REIT II, a related party REIT also sponsored by the Sponsor. The Company has a 2.5% membership interest in the Hotel Joint Venture and Lightstone REIT II holds the remaining 97.5% membership interest. The Hotel Joint Venture holds ownership interests in the Hotel JV Portfolio, a portfolio of five limited -service hotels, as of both December 31, 2025 and 2024.

The Company accounts for its 2.5% membership interest in the Hotel Joint Venture using a measurement alternative pursuant to which its investment is measured at cost, adjusted for observable price changes and impairments, if any, and as of both December 31, 2025 and 2024, the carrying value of its investment was $0.4 million, which is classified as investment in related party on the consolidated balance sheets.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, New York, New York, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to the Company by the Company’s principal accounting firm:

(in thousands)	2025	2024

Audit Fees (a)	$328	$324
Tax Fees (b)	168	163
Total Fees	$496	$487

a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements, interim reviews of the Company’s quarterly consolidated financial statements and services normally provided in connection with statutory and regulatory filings including registration statement consents.

b)	Fees for tax compliance services including, but not limited to, the preparation of federal, state and local income tax returns.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT I, Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT I, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2025.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standard No. 16, “Communication with Audit Committees,” as amended, as adopted by the Public Company Accounting Oversight Board (the “PCAOB”).

We have received and reviewed the written disclosures and the letter from the independent auditors required by the PCAOB Rule 3526, Communication with Audit Committees Concerning Independence and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we recommend to the Board that the consolidated financial statements referred to above be included in Lightstone Value Plus REIT I, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025.

Audit Committee

George R. Whittemore

Alan Retkinski

Howard E. Friedman

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT I, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2025

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
3.1(1)	Second Articles of Amendment and Restatement of Lightstone Value Plus REIT I, Inc.
3.2(2)	Amended and Restated Bylaws of Lightstone Value Plus REIT I, Inc.
4.1(3)	Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT LP
4.2(4)	Description of Shares
10.2(2)	Advisory Agreement by and among Lightstone Value Plus REIT I, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT LLC.
10.3(2)	Management Agreement, by and among Lightstone Value Plus REIT I, Inc., Lightstone Value Plus REIT LP and Lightstone Value Plus REIT Management LLC.
10.4(2)	Form of the Company’s Stock Option Plan.
10.5(2)	Form of Indemnification Agreement by and between The Lightstone Group and the directors and executive officers of Lightstone Value Plus REIT I, Inc.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of EisnerAmper LLP
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Consent of Robert A. Stanger & Co., Inc
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the SEC on January 11, 2023.
(2)	Incorporated by reference from Lightstone Value Plus REIT I, Inc.’s Registration Statement on Form S-11 (File No. 333-166930), filed with the SEC on May 18, 2010.
(3)	Incorporated by reference from Lightstone Value Plus REIT I, Inc.’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 (File No. 333-117367), filed with the SEC on May 23, 2005.
(4)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the SEC on March 19, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: March 30, 2026	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 30, 2026
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer (Principal Financial	March 30, 2026
Seth Molod	Officer and Principal Accounting Officer)

/s/ George R. Whittemore	Director	March 30, 2026
George R. Whittemore

/s/ Alan Retkinski	Director	March 30, 2026
Alan Retkinski

/s/ Howard E. Friedman	Director	March 30, 2026
Howard E. Friedman