Form 10-Q
period 2026-03-31
Lightstone Value Plus REIT I, Inc.
filed 2026-05-13
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐     No ☑

As of May 7, 2026, there were approximately 20.8 million outstanding shares of common stock of Lightstone Value Plus REIT I, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	As of March 31, 2026	As of December 31, 2025
	(unaudited)
Assets
Investment property:
Land and improvements	$91,183	$91,178
Building and improvements	173,873	173,741
Furniture and fixtures	18,510	18,377
Construction in progress	142	211
Gross investment property	283,708	283,507
Less: accumulated depreciation	(38,548)	(36,747)
Net investment property	245,160	246,760
Investment in related party joint venture	374	379
Investment in unconsolidated affiliated entities	24,156	23,304
Cash and cash equivalents	59,217	61,825
Marketable securities	42,916	42,634
Restricted cash	7,174	7,716
Other assets	2,855	5,076
Total Assets	$381,852	$387,694
Liabilities and Stockholders’ Equity
Mortgages payable, net	$219,316	$219,226
Accounts payable, accrued expenses and other liabilities	11,873	12,386
Total Liabilities	231,189	231,612

Commitments and contingencies

Stockholders’ equity:
Company’s Stockholders’ Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 20.9 million and 21.0 million shares issued and outstanding, respectively	208	209

Additional paid-in-capital	152,735	153,608
Accumulated other comprehensive income	7	46
Accumulated (deficit)/surplus	(2,217)	2,126
Total Company’s stockholders’ equity	150,733	155,989
Noncontrolling interests	(70)	93
Total Equity	150,663	156,082
Total Liabilities and Equity	$381,852	$387,694

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Rental revenues	$2,890	$2,832
Hotel revenues	9,650	9,536
Total revenues	12,540	12,368
Expenses:
Property operating expenses	704	896
Hotel operating expenses	8,295	7,858
Real estate taxes	923	826
General and administrative costs	1,047	1,072
Depreciation and amortization	1,803	1,768
Total expenses	12,772	12,420

Interest and dividend income	894	669
Interest expense	(4,391)	(6,582)
Unrealized gain/(loss) on marketable equity securities	311	(1,238)
Loss from investment in unconsolidated affiliated real estate entities	(922)	(890)
Other expense, net	(6)	(23)
Net loss	(4,346)	(8,116)

Less: net loss attributable to noncontrolling interests	3	570
Net loss attributable to Company’s common shares	$(4,343)	$(7,546)

Basic and diluted net loss per Company’s common share:
Net loss per Company’s common share, basic and diluted	$(0.21)	$(0.36)

Weighted average number of common shares outstanding, basic and diluted	20,880	21,199

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(4,346)	$(8,116)

Other comprehensive loss
Holding loss on available for sale debt securities	(39)	(5)
Other comprehensive loss	(39)	(5)

Comprehensive loss	(4,385)	(8,121)

Less: comprehensive loss attributable to noncontrolling interests	3	570

Comprehensive loss attributable to Company’s common shares	$(4,382)	$(7,551)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, December 31, 2024	21,257	$212	$157,178	$-	$9,449	$1,480	$168,319
Net loss	-	-	-	-	(7,546)	(570)	(8,116)
Other comprehensive loss	-	-	-	(5)	-	-	(5)
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,583)	(1,583)
Contributions received from noncontrolling interests	-	-	-	-	-	115	115
Redemption and cancellation of common shares	(81)	(1)	(948)	-	-	-	(949)
BALANCE, March 31, 2025	21,176	$211	$156,230	$(5)	$1,903	$(558)	$157,781

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders
	Shares	Amount	Capital	Loss	Surplus	Interests	Equity
BALANCE, December 31, 2025	20,937	$209	$153,608	$46	$2,126	$93	$156,082
Net loss	-	-	-	-	(4,343)	(3)	(4,346)
Other comprehensive loss	-	-	-	(39)	-	(1)	(40)
Distributions paid to noncontrolling interests	-	-	-	-	-	(159)	(159)
Redemption and cancellation of common shares	(80)	(1)	(873)	-	-	-	(874)
BALANCE, March 31, 2026	20,857	$208	$152,735	$7	$(2,217)	$(70)	$150,663

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,346)	$(8,116)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,803	1,768
Loss from investment in unconsolidated affiliated real estate entity	922	890
Unrealized (gain)/loss on marketable equity securities	(311)	1,238
Amortization of deferred financing costs	290	710
Other non-cash adjustments	5	42
Changes in assets and liabilities:
Decrease in other assets	2,213	1,363
Decrease in accounts payable, accrued expenses and other liabilities	(215)	(69)
Net cash provided by/(used in) operating activities	361	(2,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(331)	(250)
Purchase of marketable securities	(11)	(1,008)
Proceeds from sale of marketable securities	-	1,000
Investment in related party joint venture	(6)	(6)
Distributions from related party joint venture	11	18
Investment in unconsolidated affiliated real estate entities	(1,941)	(16)
Net cash used in investing activities	(2,278)	(262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	-	67,170
Mortgage principal payments	(200)	(65,271)
Payment of loan fees and expenses	-	(1,368)
Redemption and cancellation of common shares	(874)	(949)
Contributions received from noncontrolling interests	-	115
Distributions paid to noncontrolling interests	(159)	(1,583)
Net cash used in financing activities	(1,233)	(1,886)

Change in cash, cash equivalents and restricted cash including those classified within assets held for sale	(3,150)	(4,322)
Less: decrease in cash, cash equivalents and restricted cash classified within assets held for sale	-	741

Change in cash, cash equivalents and restricted cash	(3,150)	(3,581)
Cash, cash equivalents and restricted cash, beginning of year	69,541	35,119
Cash, cash equivalents and restricted cash, end of period	$66,391	$31,538

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in its balance sheets for the periods presented:
Cash and cash equivalents	$59,217	$26,668
Restricted cash	7,174	4,870
Total cash, cash equivalents and restricted cash	$66,391	$31,538

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

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of March 31, 2026, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

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

As of March 31, 2026, the Company (i) has ownership interests in and consolidates two operating properties and (ii) has ownership interests through three unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Portfolio”) located in the Columbus, Ohio metropolitan area; an aggregate 151-acre plot of land (the “Jones Road Property”) located in Spartanburg, South Carolina, consisting of various parcels, including one which is suitable for the immediate development of a data center; and a portfolio of five limited-service hotels (the “Hotel JV Portfolio”).

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during 2008 and 2009 and remain outstanding as of March 31, 2026.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests in consolidated subsidiaries include joint venture ownership interests held by the Sponsor or its affiliates in the 2nd Street Joint Venture, which owns Gantry Park Landing.

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

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus REIT I, Inc. and its Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

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

The consolidated balance sheet as of December 31, 2025 included herein has been derived from the consolidated balance sheet included in the Company’s 2025 Form 10-K.

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

For the three months ended March 31, 2026 and 2025, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in “other expense, net” on the consolidated statements of operations.

Revenues

The following table represents the total hotel revenues from the operations of the Lower East Side Moxy Hotel on a disaggregated basis:

	For the Three Months ended March 31,
	2026	2025
Hotel revenues
Room revenue	$4,973	$4,869
Food, beverage and other revenue	4,677	4,667

Total hotel revenues	$9,650	$9,536

Concentration of Risk

As of March 31, 2026 and December 31, 2025,  the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk for its cash and cash equivalents or restricted cash.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued accounting standards update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” ASU 2024-03 will require public business entities to provide more detailed information in the notes to their financial statements about the types of expenses included in commonly presented expense captions. ASU 2024-03 does not require any changes to the expense captions a public business entity presents on the face of its income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

Supplemental Cash Flow Information

	For the Three Months Ended March 31,
	2026	2025
Cash paid for interest	$4,130	$4,827

3.	Investments in Unconsolidated Affiliated Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated entities is as follows:

	Date of	Ownership	As of March 31,	As of December 31,
Entity	Ownership	%	2026	2025
LSG Joint Venture	December 11, 2025	47.7%	$11,872	$10,517
Columbus Joint Venture	November 29, 2022	19.0%	12,284	12,787

Total investments in unconsolidated affiliated entities			$24,156	$23,304

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Jones Road Joint Venture was formed to simultaneously acquire the Jones Road Property, a 151-acre plot of land located in Spartanburg, South Carolina, from 300 Jones Road LLC, (the “Jones Road Seller”), an unrelated third-party, at an initial contractual sales price of $18.1 million pursuant to the terms of a purchase and sale agreement (the “Jones Road Agreement”) plus $0.9 million of closing and other related transaction costs. At closing, the Jones Road Joint Venture also paid a $4.0 million refundable advance to an unrelated third-party electric power and natural gas energy company (the “Utility Company”), in exchange for a commitment (the “Phase I Energy Commitment”) from the Utility Company to supply 60 megawatts (“MW”) of electrical power to the area by September 2026. The return of the $4.0 million deposit is contingent on the Jones Road Joint Venture using certain prescribed power thresholds subsequent to the Utility Company’s fulfillment of the Phase I Energy Commitment. At closing, the LSG Joint Venture and the Wharton Member funded $21.9 million and $1.1 million, respectively. In connection with the acquisition of the Jones Road Property, the Company’s pro rata share of the total consideration was $10.4 million. Of this amount, $10.2 million was funded at closing, while the remaining $0.2 million was payable to an affiliate of Lightstone and was included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2025. During the first quarter of 2026, the Company paid $0.1 million to the affiliate of Lightstone. The remaining $0.1 million was included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of March 31, 2026.

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

During the three months ended March 31, 2026, the Company made additional pro rata capital contributions of $1.8 million to the LSG Joint Venture.

During the three months ended March 31, 2026, the LSG Joint Venture incurred expenses of $3 which resulted in a net loss of $3 of which the Company’s share was $1. The LSG Joint Venture had no results of operations during the period from its formation on December 11, 2025 through December 31, 2025, and therefore the Company did not recognize any equity earnings during the year ended December 31, 2025.

In connection with the acquisition of the Jones Road Property, the Company owed the Advisor a separate acquisition fee of $0.1 million (included in accounts payable, accrued expenses and other liabilities as of December 31, 2025 in the Company’s consolidated balance sheet), which is reflected in the carrying value of its investment in the LSG Joint Venture. The Company subsequently paid the Advisor the acquisition fee during the first quarter of 2026.

LSG Joint Venture Consolidated Financial Information (Unaudited)

The following table represents the condensed consolidated balance sheet for the LSG Joint Venture:

	As of March 31,	As of December 31,
	2026	2025
Land held for development	$20,625	$19,024
Cash and restricted cash	3,167	-
Other assets	4,000	4,000

Total assets	$27,792	$23,024

Other liabilities	$873	$3
Members’ equity	26,919	23,021

Total liabilities and members’ equity	$27,792	$23,024

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

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing costs, was $92.3 million and the Company paid $17.5 million representing its 19.0% pro rata share. In connection with the acquisition, the Company also paid the Advisor a separate acquisition fee of $2.4 million, which is reflected in the carrying value of its investment in the Columbus Joint Venture, which is included in investments in unconsolidated affiliated entities on the consolidated balance sheets. During the three months ended March 31, 2026 and 2025, the Company made $6 and $16 respectively, of additional capital contributions to the Columbus Joint Venture.

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

Additionally, in connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained an aggregate of $90.0 million in financing through two preferred investments (the “Columbus Preferred Investments”) from unrelated third parties. The first preferred investment of $38.6 million is collateralized by the Columbus Portfolio I Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal and has a mandatory redemption date of December 1, 2032. The second preferred investment of $51.4 million is collateralized by the Columbus Portfolio II Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal, and has a mandatory redemption date of December 1, 2027. As of March 31, 2026, the aggregate unpaid interest included in the outstanding principal balance of the Columbus Preferred Investments was $19.6 million. Furthermore, the Columbus Preferred Investments are subordinate to the nine senior mortgage loans.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Columbus Joint Venture Financial Information

The following table represents the condensed statements of operations for the Columbus Joint Venture:

	For the Three Months Ended March 31,
	2026	2025
Revenues	$11,699	$11,344

Property operating expenses	6,019	5,526
General and administrative expense	74	141
Depreciation and amortization	3,422	3,265

Operating income	2,184	2,412

Interest expense and other, net	(6,951)	(7,021)

Net loss	$(4,767)	$(4,609)

Company’s share of net loss (19.0%)	$(906)	$(875)
Additional depreciation and amortization expense (1)	(15)	(15)
Company’s loss from investment	$(921)	$(890)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Columbus Joint Venture and the amount of the underlying equity in net assets of the Columbus Joint Venture.

The following table represents the condensed balance sheets for the Columbus Joint Venture:

	As of March 31,	As of December 31,
	2026	2025
Investment property, net	$441,449	$443,283
Cash and restricted cash	20,574	24,512
Other assets	1,926	1,767

Total assets	$463,949	$469,562

Mortgages and loans payable, net	$402,386	$401,193
Other liabilities	10,319	12,357
Members' equity	51,244	56,012

Total liabilities and members' equity	$463,949	$469,562

4.	Marketable Securities, Derivative Financial Instruments, Fair Value Measurements and Notes Payable

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of March 31, 2026
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$4,220	$411	$(81)	$4,550
Simon OP Units	18,336	19,016	-	37,352
	22,556	19,427	(81)	41,902
Debt securities:
Corporate Bonds	1,007	7	-	1,014

Total	$23,563	$19,434	$(81)	$42,916

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

As of both March 31, 2026 and December 31, 2025, the Company held 200,247 common units (“Simon OP Units”) of Simon Property Group, L.P., the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to various conditions, the Simon OP Units may be exchanged for cash or a similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Simon OP Units are valued based on the closing price of Simon Stock, which was $186.53 per share and $166.08 per share as of March 31, 2026 and 2025, respectively. Additionally, the closing price of Simon Stock was $185.11 per share as of December 31, 2025.

Derivative Financial Instruments

The Company enters into interest rate cap contracts in order to reduce the effect of interest rate fluctuations on certain of its variable rate debt. The Company is exposed to credit risk in the event of non-performance by the counterparty to these financial instruments. Management believes the risk of loss due to non-performance to be minimal.

The Company accounts for interest rate cap contracts as economic hedges, marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the interest rate cap contracts on the consolidated statements of operations. See Note 5.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis:

	Fair Value Measurement Using
As of March 31, 2026	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$1,808	$2,742	$-	$4,550
Simon OP Units	-	37,352	-	37,352
Corporate Bonds	-	1,014	-	1,014

Total	$1,808	$41,108	$-	$42,916

	Fair Value Measurement Using
As of December 31, 2025	Level 1	Level 2	Level 3	Total
Marketable Securities:
Common and Preferred Equity Securities	$1,794	$2,718	$-	$4,512
Simon OP Units	-	37,068	-	37,068
Corporate Bonds	-	1,054	-	1,054

Total	$1,794	$40,840	$-	$42,634

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

As of March 31, 2026,  the Company has not recognized an allowance for expected credit losses related to debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in debt securities was primarily caused by changes in interest rates. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the estimated fair value of the Company’s investments in debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of
March 31, 2026
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 years through 10 years	-
Due after 10 years	1,014
Total	$1,014

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

The carrying amounts and estimated fair values of the Company’s mortgage debt (amounts in millions) are summarized as follows:

	As of March 31, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$222.4	$223.4	$222.6	$224.0

The fair values of the outstanding principal of the mortgages payable were determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (4.51% as of March 31, 2026) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of both March 31, 2026 and December 31, 2025.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 40% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2026 and bears interest at SOFR plus 1.35% (5.01% as of March 31, 2026). The Line of Credit is collateralized by an aggregate of 200,247 of Simon OP Units. As of March 31, 2026, the amount of borrowings available to be drawn under the Line of Credit was $14.9 million. No amounts were outstanding under the Line of Credit as of both March 31, 2026 and December 31, 2025. Additionally, the Company intends to seek an extension to the Line of Credit on or before its maturity date.

5.	Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate for the Three Months Ended March 31, 2026	Maturity Date	Amount Due at Maturity	As of March 31, 2026	As of December 31, 2025

Gantry Park Landing	6.30%	6.30%	February 2030	$64,860	$66,358	$66,558

Lower East Side Moxy Hotel (Senior Loan)	SOFR + 3.25% (floor of 6.50%)	6.92%	September 2028	124,700	124,700	124,700

Lower East Side Moxy Hotel (Junior Loan)	SOFR + 7.75% (floor of 11.00%)	11.42%	September 2028	31,310	31,310	31,310

Total mortgages payable		7.37%		$220,870	222,368	222,568

Less: Deferred financing costs					(3,052)	(3,342)

Total mortgages payable, net					$219,316	$219,226

One-month SOFR as of March 31, 2026 and December 31, 2025 was 3.66% and 3.69%, respectively. The Company’s loans are secured by the indicated real estate/investment and are non-recourse to the Company, unless otherwise indicated.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Gantry Park Loans

On January 28, 2025, the 2nd Street Joint Venture entered into a $67.2 million non-recourse mortgage loan (the “Gantry Park Loan”) collateralized by Gantry Park Landing with a maturity date of February 7, 2030, which bears interest at a fixed rate of 6.30%, requires monthly principal and interest payments pursuant to a 30-year amortization schedule for the first three years and interest-only payments thereafter through its maturity. A substantial portion of the proceeds received at the closing of the Gantry Park Loan were used to repay in full existing mortgage indebtedness, which was collateralized by Gantry Park Landing.

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

On August 15, 2025, the Moxy Senior Loan was amended to increase its availability by $14.7 million from up to $110.0 million to up to $124.7 million, its maturity was extended to September 15, 2028 and its interest rate was prospectively reduced to SOFR + 3.25%, subject to a 6.50% floor. As of March 31, 2026 and December 31, 2025, the Moxy Senior Loan was fully funded and its outstanding principal balance was $124.7 million.

Simultaneously, on August 15, 2025, the Moxy Junior Loan was also amended pursuant to which its maturity was extended to September 15, 2028 and its interest rate was prospectively reduced to SOFR + 7.75%, subject to a 11.00% floor. As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the Moxy Junior Loan was fully funded and its outstanding principal balance was $31.3 million.

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

As of March 31, 2026 and December 31, 2025, the aggregate outstanding principal balance of the Moxy Mortgage Loans was $156.0 million.

The Moxy Mortgage Loans require the maintenance of a prescribed minimum debt yield ratio (“DYR”) measured at the end of each calendar quarter based on the trailing twelve months of operating results from the Lower East Side Moxy Hotel, subject to various adjustments at the lender’s discretion. However, any failure to meet the DYR does not constitute an event of default; rather, it provides the lender with the option to elect to retain any excess cash flow from the Lower East Side Moxy Hotel until the DYR is met. The Company also has the ability, at its option, to make proportional principal paydowns to the Moxy Senior Loan and the Moxy Junior Loan to achieve financial covenant compliance.

During the fourth quarter of 2025, the Company was informed by the lender that it did not meet the minimum DYR as of September 30, 2025 as a result of their discretionary adjustments and therefore, they have elected to retain any excess cash flow from the operations of the Lower East Side Moxy Hotel until the minimum DYR is met. During the first quarter of 2026, the Company was informed by the lender that it also did not meet the minimum DYR as of December 31, 2025. As of March 31, 2026 and December 31, 2025, a total of $6.0 million and $6.8 million, respectively, was held by the lender in escrow accounts, which is included in restricted cash on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Based on the trailing twelve months of operating results of the Lower East Side Moxy Hotel, the Company also does not expect to meet the minimum DYR as of March 31, 2026, assuming similar discretionary adjustments will be made by the lender.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of March 31, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total
Principal maturities	$560	$811	$156,137	$-	$64,860	$-	$222,368

Less: Deferred financing costs							(3,052)

Total principal maturities, net							$219,316

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of March 31, 2026, the Company was in compliance with all of its financial debt covenants,  other than for the Moxy Mortgage Loans as discussed above. Additionally, certain of the Company’s mortgages payable also contain clauses providing for prepayment penalties.

The Company has no additional significant maturities of mortgage debt over the next 12 months.

6.	Equity

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

For the three months ended March 31, 2026, the Company repurchased 79,711 Common Shares at a weighted average price per share of $10.96. For the three months ended March 31, 2025, the Company repurchased 80,929 Common Shares at a weighted average price per share of $11.73.

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

The following table represents the fees incurred associated with the services provided by the Company’s Advisor and its affiliates:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Asset management fees (general and administrative costs)	$496	$489
Property management fees (property operating expenses)	80	78
Development fees and cost reimbursement (1)	-	50
Total	$576	$617

(1)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed. Once construction is substantially completed these amounts are recorded as property operating expenses.

Amounts owed to the Advisor and its affiliated entities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Company owed the Advisor and its affiliated entities an aggregate of $1.5 million and $1.0 million, respectively.

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

8.	Commitments and Contingencies

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

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of our current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of March 31, 2026, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

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

As of March 31, 2026, we (i) have ownership interests in and consolidate two operating properties and (ii) have ownership interests through three unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Portfolio”) located in the Columbus, Ohio metropolitan area; an aggregate 151-acre plot of land (the “Jones Road Property”) located in Spartanburg, South Carolina, consisting of various parcels, including one which is suitable for the immediate development of a data center; and a portfolio of five limited-service hotels (the “Hotel JV Portfolio”).

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

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality property, which is managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from another party or other parties.

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

Concentration of Credit Risk

As of March 31, 2026 and December 31, 2025, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

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

Owned and Consolidated Real Estate Properties:

As of March 31, 2026, we (i) have ownership interests in and consolidate two operating properties and (ii) have ownership interests through three unconsolidated joint ventures in the Columbus Portfolio, a portfolio of nine multifamily residential properties located in the Columbus, Ohio metropolitan area; the Jones Road Property, an aggregate 151-acre plot of land located in Spartanburg, South Carolina, consisting of various parcels of land, including one which is suitable for the immediate development of a data center; and the Hotel JV Portfolio, a portfolio of five limited-service hotels.

Consolidated Properties

Lower East Side Moxy Hotel

We wholly own the Lower East Side Moxy Hotel, a 303-room Marriott branded hotel located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022. The following table contains certain information for the Lower East Side Moxy Hotel.

			Year to Date March 31, 2026	Percentage Occupied for the Three Months Ended	RevPAR for the Three Months Ended	ADR for the Three Months Ended
	Location	Year Built	Available Rooms	March 31, 2026	March 31, 2026	March 31, 2026

Lower East Side Moxy Hotel	Bowery, New York	2022	27,270	86%	$182.44	$212.94

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

	Location	Year Built	Leasable Units	Percentage Occupied as of March 31, 2026	Annualized Revenues based on Rents at March 31, 2026	Annualized Revenues per unit at March 31, 2026

Gantry Park Landing	Queens, New York	2013	199	95%	$10.6 million	$56,275

Annualized revenue is defined as the minimum monthly payments due as of March 31, 2026 annualized.

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

				Percentage Occupied as of	Annualized Revenues based on Rents at	Annualized Revenue per unit at
	Location	Year Built	Leasable Units	March 31, 2026	March 31, 2026	March 31, 2026

9 multifamily residential properties within the Columbus Joint Venture	Columbus, Ohio	2004	2,564	92%	$45.6 million	$19,291

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

Results of Operations

For the Three Months Ended March 31, 2026 vs. March 31, 2025

Consolidated

Rental revenues

Our rental revenues are primarily comprised of rental income and tenant recovery income from Gantry Park Landing.  Total rental revenues increased slightly by $0.1 million to $2.9 million for the three months ended March 31, 2026 compared to $2.8 million for the same period in 2025.

Hotel revenues

Our hotel revenues for the Lower East Side Moxy Hotel are comprised of room revenue and food, beverage and other revenue. During the three months ended March 31, 2026 compared to same period in 2025, the Lower East Side Moxy Hotel experienced increases in RevPAR to $182.44 from $178.56 and ADR to $212.94 from $206.21 as well as a slight decrease in the percentage of rooms occupied to 86% from 87%. Total hotel revenues were $9.7 million and $9.5 million for the three months ended March 31, 2026 and 2025, respectively. Room revenue increased slightly by $0.1 million to $5.0 million for the three months ended March 31, 2026 from $4.9 million for the same period in 2025 and food, beverage and other revenue was $4.7 million for the both three months ended March 31, 2026 and 2025.

Property operating expenses

Our property operating expenses are primarily comprised of expenses to operate Gantry Park Landing and certain holding costs related to two development projects, the Santa Monica Project and the Exterior Street Project, which were disposed of during June 2025 and July 2025, respectively. Property operating expenses decreased by $0.2 million to $0.7 million for the three months ended March 31, 2026 compared to $0.9 million for the same period in 2025.

Hotel operating expenses

Our total hotel operating expenses, consisting of room expenses and food and beverage costs, for the Moxy Lower East Side Hotel were $8.3 million and $7.9 million for three months ended March 31, 2026 and 2025, respectively. Room expenses were $4.1 million and $3.8 million and food and beverage costs were $4.2 million and $4.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase in room expenses of $0.3 million was primarily attributable to higher utilities costs for the Lower East Side Hotel during the 2026 period.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $0.9 million for the three months ended March 31, 2026 compared to $0.8 million for the same period in 2025.

General and administrative costs

General and administrative costs decreased slightly by $0.1 million to $1.0 million for the three months ended March 31, 2026 compared to $1.1 million for the same period in 2025.

Depreciation and amortization

Depreciation and amortization was relatively unchanged at $1.8 million during both the three months ended March 31, 2026 and 2025.

Interest and dividend income

Interest and dividend income increased by $0.2 million to $0.9 million for the three months ended March 31, 2026 compared to $0.7 million for the same period in 2025. The increase in interest and dividend income is primarily attributable to an increase in interest income due to a substantially higher amount of cash on hand during the 2026 period as a result of the net proceeds from the disposition of one of our former development projects in July 2025.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by $2.2 million to $4.4 million for the three months ended March 31, 2026 compared to $6.6 million for the same period in 2025. The decrease in interest expense during the 2026 period reflects the refinancing of the Gantry Park Mortgage Loan in January 2025;the extinguishment of certain mortgage debt in connection with the transfer of the ownership of the Santa Monica Project to the lender in June 2025; the repayment in full of certain mortgage debt in connection with the disposition of the Exterior Street Project in July 2025; and amendments to the Moxy Mortgage Loans on August 15, 2025. Additionally, our interest expense reflects the changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Unrealized gain/(loss) on marketable equity securities

During the three months ended March 31, 2026 we recorded unrealized gains on marketable equity securities of $0.3 million and during the three months ended March 31, 2025 we recorded unrealized losses on marketable equity securities of $1.2 million.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investment in unconsolidated affiliated entities was $0.9 million during both the three months ended March 31, 2026 and 2025. Our loss from investment in unconsolidated affiliated entities is primarily attributable to our unconsolidated 19% joint venture ownership interest in the Columbus Joint Venture.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties that hold units in the Operating Partnership and (ii) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other affiliates.

Financial Condition, Liquidity and Capital Resources

Overview:

As of March 31, 2026, we had $59.2 million of cash on hand, $7.2 million of restricted cash and $42.9 million of marketable securities. Additionally, we have the ability to make draws from our Line of Credit, subject to certain conditions, and our Margin Loan. See “Notes Payable” for additional information. We believe that these items along with revenues from our operating properties and interest and dividend income earned on our cash and marketable securities will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding any balloon payments due at maturity), capital expenditures, contributions to our unconsolidated affiliated entities (the Columbus Joint Venture and the LSG Joint Venture), redemptions and cancellations of Common Shares, if any, and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and/or refinancing of existing debt.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for balloon payments upon maturity.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of March 31, 2026, our total borrowings of $222.4 million represented 117% of net assets.

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

The following table represents the fees incurred and reimbursement associated with the payments to our Advisor and their affiliates:

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Asset management fees (general and administrative costs)	$496	$489
Property management fees (property operating expenses)	80	78
Development fees and cost reimbursement (1)	-	50
Total	$576	$617

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed. Once construction is substantially completed these amounts are recorded as property operating expenses.

Amounts owed to the Advisor and its affiliated entities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. As of March 31, 2026 and December 31, 2025, we owed the Advisor and its affiliated entities an aggregate of $1.5 million and $1.0 million, respectively.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2026	2025

Net cash provided by/(used in) operating activities	$361	$(2,174)
Net cash used in investing activities	(2,278)	(262)
Net cash used in financing activities	(1,233)	(1,886)
Change in cash, cash equivalents and restricted cash including those classified within assets held for sale	(3,150)	(4,322)
Less: decrease in cash, cash equivalents and restricted cash classified within assets held for sale	-	741
Change in cash, cash equivalents and restricted cash	(3,150)	(3,581)

Cash, cash equivalents and restricted cash, beginning of year	69,541	35,119
Cash, cash equivalents and restricted cash, end of the period	$66,391	$31,538

Operating activities

The net cash provided by operating activities of $0.4 million for the three months ended March 31, 2026 consists of the following:

●	cash outflows of $1.6 million from our net loss after adjustment for non-cash items; and

●	cash inflows of $2.0 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $2.3 million for the three months ended March 31, 2026 is primarily related to the following:

●	the purchase of investment property of $0.3 million; and

●	capital contributions of $1.9 million to the LSG Joint Venture.

Financing activities

The net cash used in financing activities of $1.2 million for the three months ended March 31, 2026 is primarily related to the following:

●	debt principal payments of $0.2 million;

●	redemptions and cancellation of common shares of $0.9 million; and

●	distributions paid to noncontrolling interests of $0.2 million.

Gantry Park Loan

On January 28, 2025, the 2nd Street Joint Venture entered into a $67.2 million non-recourse mortgage loan (the “Gantry Park Mortgage Loan”) collateralized by Gantry Park Landing, which has a maturity date of February 7, 2030, bears interest at a fixed rate of 6.30%, requires monthly principal and interest payments pursuant to a 30-year amortization schedule for the first three years of the term, interest-only payments thereafter and the unpaid principal balance due upon maturity. A substantial portion of the proceeds received at the closing of the Gantry Park Loan were used to repay in full existing mortgage indebtedness, which was collateralized by Gantry Park Landing.

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

On August 15, 2025, the Moxy Senior Loan was amended to increase its availability by $14.7 million from up to $110.0 million to up to $124.7 million, its maturity was extended to  September 15, 2028 and its interest rate was prospectively reduced to SOFR + 3.25%, subject to a 6.50% floor. As of March 31, 2026 and December 31, 2025, the Moxy Senior Loan was fully funded and its outstanding principal balance was $124.7 million.

Simultaneously, on August 15, 2025, the Moxy Junior Loan was also amended pursuant to which its maturity was extended to September 15, 2028 and its interest rate was prospectively reduced to SOFR + 7.75%, subject to a 11.00% floor. As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the Moxy Junior Loan was fully funded and its outstanding principal balance was $31.3 million.

Pursuant to the terms of the Moxy Mortgage Loans, the we are required to enter into interest rate cap contracts with an aggregate notional amount equal to the total maximum amount available under the Moxy Mortgage Loans for as long as they remain outstanding.

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

As of March 31, 2026 and December 31, 2025, the aggregate outstanding principal balance of the Moxy Mortgage Loans was $156.0 million.

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

During the fourth quarter of 2025, we were informed by the lender that we did not meet the minimum DYR as of September 30, 2025 as a result of their discretionary adjustments and therefore, they have elected to retain any excess cash flow from the operations of the Lower East Side Moxy Hotel until the minimum DYR is met. During the first quarter of 2026, we were informed by the lender that we did not also meet the DYR as of December 31, 2025. As of March 31, 2026 and December 31, 2025, a total of $6.0 million and $6.8 million, respectively, was held by the lender in escrow accounts, which is included in restricted cash on the consolidated balance sheet.

Based on the trailing twelve months of operating results of the Lower East Side Moxy Hotel, the Company also does not expect to meet the minimum DYR as of March 31, 2026, assuming similar discretionary adjustments will be made by the lender.

Contractual Mortgage Obligations

The following is a summary of our contractual mortgage obligations outstanding over the next five years and thereafter as of March 31, 2026.

Contractual Obligations	2026	2027	2028	2029	2030	Thereafter	Total
Principal Payments	$560	$811	$156,137	$-	$64,860	$-	$222,368
Interest Payments(1)	12,500	16,548	13,473	4,140	703	-	47,364

Total Contractual Obligations	$13,060	$17,359	$169,610	$4,140	$65,563	$-	$269,732

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate, as applicable as of March 31, 2026 was used.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage. As of March 31, 2026, we were in compliance with all our financial debt covenants, other than for the Moxy Mortgage Loans as discussed above. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Mortgage Debt Maturities

We have no additional significant maturities of mortgage debt over the next 12 months.

Notes Payable

Margin Loan

We have access to the Margin Loan from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (4.51% as of March 31, 2026) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of both March 31, 2026 and December 31, 2025.

Line of Credit

We have a Line of Credit with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 40% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2026 and bears interest at SOFR plus 1.35% (5.01% as of March 31, 2026). The Line of Credit is collateralized by an aggregate of 200,247 of Simon OP Units. As of March 31, 2026, the amount of borrowings available to be drawn under the Line of Credit was $14.9 million. No amounts were outstanding under the Line of Credit as of both March 31, 2026 and December 31, 2025. Additionally, we intend to seek an extension to the Line of Credit on or before its maturity date.

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

For the three months ended March 31, 2026, we repurchased 79,711 Common Shares at a weighted average price per share of $10.96. For the three months ended March 31, 2025,we repurchased 80,929 Common Shares at a weighted average price per share of $11.73.

Funds from Operations and Modified Funds from Operations

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

Our calculations of FFO and MFFO are presented below. Items are presented net of non-controlling interest portions where applicable.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net loss	$(4,346)	$(8,116)
FFO adjustments:
Depreciation and amortization	1,803	1,768
Adjustments to equity earnings from unconsolidated affiliated entity	665	635

FFO	(1,878)	(5,713)
MFFO adjustments:
Noncash adjustments:
Mark to market adjustments (1)	(311)	1,240
Loss on sale of marketable securities (2)	-	58

MFFO	(2,189)	(4,415)
Straight-line rent (3)	11	7
MFFO - IPA recommended format	$(2,178)	$(4,408)

Net loss	$(4,346)	$(8,116)
Less: income attributable to noncontrolling interests	3	570
Net loss applicable to Company’s common shares	$(4,343)	$(7,546)
Net loss per common share, basic and diluted	$(0.21)	$(0.36)

FFO	$(1,878)	$(5,713)
Less: FFO attributable to noncontrolling interests	(214)	359
FFO attributable to Company’s common shares	$(2,092)	$(5,354)
FFO per common share, basic and diluted	$(0.10)	$(0.25)

MFFO - IPA recommended format	$(2,178)	$(4,408)
Less: MFFO attributable to noncontrolling interests	(212)	326
MFFO attributable to Company’s common shares	$(2,390)	$(4,082)

Weighted average number of common shares outstanding, basic and diluted	20,880	21,199

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(3)	Under GAAP, rental revenue is recognized on a straight-line basis through the expiration of the non-cancelable term of the lease. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for this item, MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
March 31, 2026

FFO attributable to Company’s common shares	$252,427
Distributions paid	$292,086

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 13, 2026, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: May 13, 2026	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)