Form 10-Q
period 2026-06-30
Lightstone Value Plus REIT I, Inc.
filed 2026-08-12
CIK 1296884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐     No ☑

As of August 7, 2026, there were approximately 20.7 million outstanding shares of common stock of Lightstone Value Plus REIT I, Inc., including shares issued pursuant to the dividend reinvestment plan.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	As of June 30, 2026	As of December 31, 2025
	(unaudited)
Assets
Investment property:
Land and improvements	$91,188	$91,178
Building and improvements	173,947	173,741
Furniture and fixtures	18,592	18,377
Construction in progress	142	211
Gross investment property	283,869	283,507
Less: accumulated depreciation	(40,356)	(36,747)
Net investment property	243,513	246,760
Investment in related party joint venture	372	379
Investment in unconsolidated affiliated entities	24,675	23,304
Cash and cash equivalents	57,189	61,825
Marketable securities	50,726	42,634
Restricted cash	6,864	7,716
Other assets	4,993	5,076
Total Assets	$388,332	$387,694
Liabilities and Equity
Mortgages payable, net	$219,426	$219,226
Accounts payable, accrued expenses and other liabilities	12,068	12,386
Total Liabilities	231,494	231,612

Commitments and contingencies

Equity:
Stockholders’ Equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 60.0 million shares authorized, 20.8 million and 21.0 million shares issued and outstanding, respectively	207	209

Additional paid-in-capital	151,821	153,608
Accumulated other comprehensive income	18	46
Accumulated surplus	4,749	2,126
Total stockholders’ equity	156,795	155,989
Noncontrolling interests	43	93
Total Equity	156,838	156,082
Total Liabilities and Equity	$388,332	$387,694

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental revenues	$2,921	$2,904	$5,811	$5,736
Hotel revenues	14,621	14,375	24,271	23,911
Total revenues	17,542	17,279	30,082	29,647
Expenses:
Property operating expenses	659	685	1,363	1,581
Hotel operating expenses	9,196	8,937	17,491	16,795
Real estate taxes	924	822	1,847	1,648
General and administrative costs	1,004	972	2,051	2,044
Depreciation and amortization	1,810	1,777	3,613	3,545
Total expenses	13,593	13,193	26,365	25,613

Interest and dividend income	888	686	1,782	1,355
Interest expense	(4,420)	(6,547)	(8,811)	(13,129)
Gain on debt extingishemnt	-	1,929	-	1,929
Unrealized gain/(loss) on marketable equity securities	7,788	(1,055)	8,099	(2,293)
Loss from investment in unconsolidated affiliated real estate entity	(930)	(920)	(1,852)	(1,810)
Other expense, net	(21)	(77)	(27)	(100)
Net income/(loss)	7,254	(1,898)	2,908	(10,014)
Less: net income attributable to noncontrolling interests	(288)	(639)	(285)	(69)
Net income/(loss) attributable to Company’s common shares	$6,966	$(2,537)	$2,623	$(10,083)
Net income/(loss) per Company’s common share, basic and diluted	$0.33	$(0.12)	$0.13	$(0.48)
Weighted average number of common shares outstanding, basic and diluted	20,801	21,116	20,840	21,157

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income/(loss)	$7,254	$(1,898)	$2,908	$(10,014)

Other comprehensive income/(loss):
Holding gain/(loss) on available for sale debt securities	11	24	(29)	19
Other comprehensive income/(loss):	11	24	(29)	19
Comprehensive income/(loss)	7,265	(1,874)	2,879	(9,995)

Less: Comprehensive income attributable to noncontrolling interests	(288)	(639)	(284)	(69)

Comprehensive income/(loss) attributable to the Company’s common shares	$6,977	$(2,513)	$2,595	$(10,064)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)

(Unaudited)

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, March 31, 2025	21,176	$211	$156,230	$(5)	$1,903	$(558)	$157,781
Net loss	-	-	-	-	(2,537)	639	(1,898)
Other comprehensive income	-	-	-	24	-	-	24
Distributions paid to noncontrolling interests	-	-	-	-	-	(192)	(192)
Contributions received from noncontrolling interests	-	-	-	-	-	238	238
Redemption and cancellation of common shares	(80)	(1)	(873)	-	-	-	(874)
BALANCE, June 30, 2025	21,096	$210	$155,357	$19	$(634)	$127	$155,079

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2024	21,257	$212	$157,178	$-	$9,449	$1,480	$168,319
Net loss	-	-	-	-	(10,083)	69	(10,014)
Other comprehensive income	-	-	-	19	-	-	19
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,775)	(1,775)
Contributions received from noncontrolling interests	-	-	-	-	-	353	353
Redemption and cancellation of common shares	(161)	(2)	(1,821)	-	-	-	(1,823)
BALANCE, June 30, 2025	21,096	$210	$155,357	$19	$(634)	$127	$155,079

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, March 31, 2026	20,857	$208	$152,735	$7	$(2,217)	$(70)	$150,663
Net income	-	-	-	-	6,966	288	7,254
Other comprehensive income	-	-	-	11	-	-	11
Distributions paid to noncontrolling interests	-	-	-	-	-	(175)	(175)
Redemption and cancellation of common shares	(79)	(1)	(914)	-	-	-	(915)
BALANCE, June 30, 2026	20,778	$207	$151,821	$18	$4,749	$43	$156,838

	Common		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Income	Surplus	Interests	Equity
BALANCE, December 31, 2025	20,937	$209	$153,608	$46	$2,126	$93	$156,082
Net income	-	-	-	-	2,623	285	2,908
Other comprehensive loss	-	-	-	(28)	-	(1)	(29)
Distributions paid to noncontrolling interests	-	-	-	-	-	(334)	(334)
Redemption and cancellation of common shares	(159)	(2)	(1,787)	-	-	-	(1,789)
BALANCE, June 30, 2026	20,778	$207	$151,821	$18	$4,749	$43	$156,838

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,908	$(10,014)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,613	3,545
Gain on debt extinguishment	-	(1,929)
Loss from investment in unconsolidated affiliated real estate entity	1,852	1,810
Unrealized (gain)/loss on marketable equity securities	(8,099)	2,293
Amortization of deferred financing costs	580	1,308
Other non-cash adjustments	31	117
Changes in assets and liabilities:
Decrease/(increase) in other assets	46	(609)
Increase in accounts payable, accrued expenses and other liabilities	67	173
Net cash provided by/(used in) operating activities	998	(3,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(507)	(479)
Purchase of marketable securities	(22)	(1,008)
Proceeds from sale of marketable securities	-	2,500
Extension fees received in connection with disposition of real estate	-	1,300
Investment in related party joint venture	(7)	(7)
Distributions from related party joint venture	14	22
Investment in unconsolidated affiliated real estate entity	(3,461)	(18)
Net cash (used in)/provided by investing activities	(3,983)	2,310

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	-	67,478
Mortgage principal payments	(380)	(65,439)
Payment of financing fees and expenses	-	(1,718)
Redemption and cancellation of common shares	(1,789)	(1,823)
Contributions received from noncontrolling interests	-	353
Distributions paid to noncontrolling interests	(334)	(1,775)
Net cash used in financing activities	(2,503)	(2,924)

Change in cash, cash equivalents and restricted cash including those classified within assets held for sale	(5,488)	(3,920)
Less: decrease in cash, cash equivalents and restricted cash classified within assets held for sale	-	1,153
Change in cash, cash equivalents and restricted cash	(5,488)	(2,767)
Cash, cash equivalents and restricted cash, beginning of year	69,541	35,119
Cash, cash equivalents and restricted cash, end of period	$64,053	$32,352

See Note 2 for supplemental cash flow information.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash for the periods presented:
Cash and cash equivalents	$57,189	$27,941
Restricted cash	6,864	4,411
Total cash, cash equivalents and restricted cash	$64,053	$32,352

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

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of June 30, 2026, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

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

As of June 30, 2026, the Company (i) has ownership interests in and consolidates two operating properties and (ii) has ownership interests through three unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Portfolio”) located in the Columbus, Ohio metropolitan area; an aggregate 151-acre plot of land (the “Jones Road Property”) located in Spartanburg, South Carolina, consisting of various parcels, including one which is suitable for the immediate development of a data center; and a portfolio of five limited-service hotels (the “Hotel JV Portfolio”).

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

In addition, an aggregate 497,209 Common Units were issued to other unrelated parties during 2008 and 2009 and remain outstanding as of June 30, 2026.

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

For the three and six months ended June 30, 2026 and 2025, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in “other expense, net” on the consolidated statements of operations.

Revenues

The following table represents the total hotel revenues from the operations of the Lower East Side Moxy Hotel on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Hotel revenues
Room revenue	$8,768	$8,472	$13,741	$13,341
Food, beverage and other revenue	5,853	5,903	10,530	10,570
Total hotel revenues	$14,621	$14,375	$24,271	$23,911

Concentration of Risk

As of June 30, 2026 and December 31, 2025, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk for its cash and cash equivalents or restricted cash.

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

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued accounting standards update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” ASU 2024-03 will require public business entities to provide more detailed information in the notes to their financial statements about the types of expenses included in commonly presented expense captions. ASU 2024-03 does not require any changes to the expense captions a public business entity presents on the face of its income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

Supplemental Cash Flow Information

	For the Six Months Ended June 30,
	2026	2025
Cash paid for interest	$8,312	$10,453

3. Investments in Unconsolidated Affiliated Entities

The entities below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated entities is as follows:

	Date of	Ownership	As of June 30,	As of December 31,
Entity	Ownership	%	2026	2025
LSG Joint Venture	December 11, 2025	47.7%	$13,731	$10,517
Columbus Joint Venture	November 29, 2022	19.0%	10,944	12,787
Total investments in unconsolidated affiliated entities			$24,675	$23,304

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

The Jones Road Joint Venture was formed to simultaneously acquire the Jones Road Property, a 151-acre plot of land located in Spartanburg, South Carolina, from 300 Jones Road LLC, (the “Jones Road Seller”), an unrelated third-party, at an initial contractual sales price of $18.1 million pursuant to the terms of a purchase and sale agreement (the “Jones Road Agreement”) plus $0.9 million of closing and other related transaction costs. At closing, the Jones Road Joint Venture also paid a $4.0 million refundable advance to an unrelated third-party electric power and natural gas energy company (the “Utility Company”), in exchange for a commitment (the “Phase I Energy Commitment”) from the Utility Company to supply 60 megawatts (“MW”) of electrical power to the area by September 2026. The return of the $4.0 million deposit is contingent on the Jones Road Joint Venture using certain prescribed power thresholds subsequent to the Utility Company’s fulfillment of the Phase I Energy Commitment. At closing, the LSG Joint Venture and the Wharton Member funded $21.9 million and $1.1 million, respectively. In connection with the acquisition of the Jones Road Property, the Company’s pro rata share of the total consideration was approximately $10.4 million. Of this amount, approximately $10.2 million was funded at closing, while the remaining $0.2 million was payable to an affiliate of Lightstone and was included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2025 and paid during the first half of 2026.

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

The Spartanburg County Council has advanced an ordinance to place a 12-month pause on accepting, processing or approving new data center applications, following initial votes on June 22, 2026 and a second reading approval on July 20, 2026. The final third reading and potential adoption are expected as early as August 2026, pending an additional public hearing. The pause stops all new or pending land-use and development applications for data centers to give county staff time to study appropriate zoning and regional impacts.

In light of the proposed moratorium, the Jones Road Joint Venture is currently in discussions with the Utility Company to obtain an extension to the 60 MW of supply delivery date of September 2026 while the Jones Road Joint Venture assesses the potential impact, if any, on the first phase of development of the Jones Road Property.

During the six months ended June 30, 2026, the Company made additional pro rata capital contributions of $3.2 million to the LSG Joint Venture.

During the three and six months ended June 30, 2026, the LSG Joint Venture incurred expenses of $3 and $6, respectively, which resulted in a net loss of $3 and $6, respectively, of which the Company’s share was $2 and $3, respectively. The LSG Joint Venture had no results of operations during the period from its formation on December 11, 2025 through December 31, 2025, and therefore the Company did not recognize any equity earnings during the year ended December 31, 2025.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

LSG Joint Venture Consolidated Financial Information (Unaudited)

The following table represents the condensed consolidated balance sheet for the LSG Joint Venture:

	As of June 30,	As of December 31,
	2026	2025

Land held for development	$22,545	$19,024
Cash and restricted cash	5,022	-
Other assets	4,000	4,000
Total assets	$31,567	$23,024

Other liabilities	$1,452	$3
Members’ equity	30,115	23,021
Total liabilities and members’ equity	$31,567	$23,024

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

On November 29, 2022, the Columbus Joint Venture completed the purchase of the Columbus Properties. The acquisition was funded with $74.3 million of cash and $390.7 million of aggregate proceeds from preferred investments from unrelated third-parties and loans from two financial institutions. In connection with the acquisition and financings, the total cash paid, including closing costs, was $92.3 million and the Company paid $17.5 million representing its 19.0% pro rata share. In connection with the acquisition, the Company also paid the Advisor a separate acquisition fee of $2.4 million, which is reflected in the carrying value of its investment in the Columbus Joint Venture, which is included in investments in unconsolidated affiliated entities on the consolidated balance sheets. During the six months ended June 30, 2026 and 2025, the Company made $6 and $18 respectively, of additional capital contributions to the Columbus Joint Venture.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Additionally, in connection with the purchase of the Columbus Properties on November 29, 2022, the Columbus Joint Venture obtained an aggregate of $90.0 million in financing through two preferred investments (the “Columbus Preferred Investments”) from unrelated third parties. The first preferred investment of $38.6 million is collateralized by the Columbus Portfolio I Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal and has a mandatory redemption date of December 1, 2032. The second preferred investment of $51.4 million is collateralized by the Columbus Portfolio II Properties, bears interest at 11.25%, with a minimum monthly pay rate of 4.00% with any shortfall accrued to principal, and has a mandatory redemption date of December 1, 2027. As of June 30, 2026, the aggregate unpaid interest included in the outstanding principal balance of the Columbus Preferred Investments was $21.5 million. Furthermore, the Columbus Preferred Investments are subordinate to the nine senior mortgage loans.

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

Columbus Joint Venture Financial Information

The following table represents the condensed statements of operations for the Columbus Joint Venture:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues	$11,842	$11,536	$23,541	$22,880

Property operating expenses	6,104	5,770	12,123	11,296
General and administrative expense	63	66	137	207
Depreciation and amortization	3,456	3,301	6,878	6,566

Operating income	2,219	2,399	4,403	4,811

Interest expense and other, net	(7,030)	(7,160)	(13,981)	(14,181)

Net loss	$(4,811)	$(4,761)	$(9,578)	$(9,370)

Company’s share of net loss (19.0%)	$(913)	$(905)	$(1,820)	$(1,781)
Additional depreciation and amortization expense (1)	(15)	(15)	(29)	(29)
Company’s loss from investment	$(928)	$(920)	$(1,849)	$(1,810)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Columbus Joint Venture and the amount of the underlying equity in net assets of the Columbus Joint Venture.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed balance sheets for the Columbus Joint Venture:

	As of June 30,	As of December 31,
	2026	2025

Investment property, net	$439,742	$443,283
Cash and restricted cash	21,564	24,512
Other assets	1,449	1,767

Total assets	$462,755	$469,562

Mortgages and loans payable, net	$403,919	$401,193
Other liabilities	12,401	12,357
Members’ equity	46,435	56,012

Total liabilities and members’ equity	$462,755	$469,562

4. Marketable Securities, Derivative Financial Instruments, Fair Value Measurements and Notes Payable

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of June 30, 2026
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$4,231	$770	$(85)	$4,916
Simon OP Units	18,336	26,449	-	44,785
	22,567	27,219	(85)	49,701
Debt securities:
Corporate Bonds	1,007	18	-	1,025
Total	$23,574	$27,237	$(85)	$50,726

	As of December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Common and Preferred Equity Securities	$4,209	$396	$(93)	$4,512
Simon OP Units	18,336	18,732	-	37,068
	22,545	19,128	(93)	41,580
Debt securities:
Corporate Bonds	1,007	47	-	1,054
Total	$23,552	$19,175	$(93)	$42,634

As of both June 30, 2026 and December 31, 2025, the Company held 200,247 common units (“Simon OP Units”) of Simon Property Group, L.P., the operating partnership of Simon Property Group, Inc. (“Simon Inc.”), a public REIT that is an owner and operator of shopping malls and outlet centers. Subject to various conditions, the Simon OP Units may be exchanged for cash or a similar number of shares of Simon Inc.’s common stock (“Simon Stock”). Accordingly, the Simon OP Units are valued based on the closing price of Simon Stock, which was $223.65 per share and $160.76 per share as of June 30, 2026 and 2025, respectively. Additionally, the closing price of Simon Stock was $185.11 per share as of December 31, 2025.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Marketable securities, available for sale, and derivative financial instruments measured at fair value on a recurring basis:

	Fair Value Measurement Using
As of June 30, 2026	Level 1	Level 2	Level 3	Total

Marketable Securities:
Common and Preferred Equity Securities	$2,168	$2,748	$-	$4,916
Simon OP Units	-	44,785	-	44,785
Corporate Bonds	-	1,025	-	1,025
Total	$2,168	$48,558	$-	$50,726

	Fair Value Measurement Using
As of December 31, 2025	Level 1	Level 2	Level 3	Total

Marketable Securities:
Common and Preferred Equity Securities	$1,794	$2,718	$-	$4,512
Simon OP Units	-	37,068	-	37,068
Corporate Bonds	-	1,054	-	1,054
Total	$1,794	$40,840	$-	$42,634

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of June 30, 2026, the Company has not recognized an allowance for expected credit losses related to debt securities as the Company has not identified any unrealized losses for these investments attributable to credit factors. The Company’s unrealized loss on investments in debt securities was primarily caused by changes in interest rates. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes the estimated fair value of the Company’s investments in debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of
June 30, 2026
Due in 1 year	$-
Due in 1 year through 5 years	-
Due in 5 years through 10 years	-
Due after 10 years	1,025
Total	$1,025

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

The carrying amounts and estimated fair values of the Company’s mortgage debt (amounts in millions) are summarized as follows:

	As of June 30, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$222.2	$222.2	$222.6	$224.0

The fair values of the outstanding principal of the mortgages payable were determined by discounting the future contractual interest and principal payments by estimated current market interest rates.

Notes Payable

Margin Loan

The Company has access to a margin loan (the “Margin Loan”) from a financial institution that holds custody of certain of the Company’s marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (4.50% as of June 30, 2026) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. There were no amounts outstanding under this Margin Loan as of both June 30, 2026 and December 31, 2025.

Line of Credit

The Company has a non-revolving credit facility (the “Line of Credit”) with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 40% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2026 and bears interest at SOFR plus 1.35% (5.00% as of June 30, 2026). The Line of Credit is collateralized by an aggregate of 200,247 of Simon OP Units. As of June 30, 2026, the amount of borrowings available to be drawn under the Line of Credit was $17.9 million. No amounts were outstanding under the Line of Credit as of both June 30, 2026 and December 31, 2025. Additionally, the Company intends to seek an extension to the Line of Credit on or before its maturity date.

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Mortgages Payable, Net

Mortgages payable, net consists of the following:

Property	Interest Rate	Weighted Average Interest Rate for the Six Months Ended June 30, 2026	Maturity Date	Amount Due at Maturity	As of June 30, 2026	As of December 31, 2025

Gantry Park Landing	6.30%	6.30%	February 2030	$64,860	$66,178	$66,558
Lower East Side Moxy Hotel (Senior Loan)	SOFR + 3.25% (floor of 6.50%)	6.91%	September 2028	124,700	124,700	124,700
Lower East Side Moxy Hotel (Junior Loan)	SOFR + 7.75% (floor of 11.00%)	11.41%	September 2028	31,310	31,310	31,310
Total mortgages payable		7.36%		$220,870	222,188	222,568

Less: Deferred financing costs					(2,762)	(3,342)

Total mortgages payable, net					$219,426	$219,226

One-month SOFR as of June 30, 2026 and December 31, 2025 was 3.65% and 3.69%, respectively. The Company’s loans are secured by the indicated real estate/investment and are non-recourse to the Company, unless otherwise indicated.

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

On August 15, 2025, the Moxy Senior Loan was amended to increase its availability by $14.7 million from up to $110.0 million to up to $124.7 million, its maturity was extended to September 15, 2028 and its interest rate was prospectively reduced to SOFR + 3.25%, subject to a 6.50% floor. The Moxy Senior Loan is fully funded and its outstanding principal balance was $124.7 million as of both June 30, 2026 and December 31, 2025.

Simultaneously, on August 15, 2025, the Moxy Junior Loan was also amended pursuant to which its maturity was extended to September 15, 2028 and its interest rate was prospectively reduced to SOFR + 7.75%, subject to a 11.00% floor. The Moxy Junior Loan is fully funded and its outstanding principal balance was $31.3 million as of both June 30, 2026 and December 31, 2025.

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

LIGHTSTONE VALUE PLUS REIT I, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On May 30, 2025, the Company extended the term of the interest rate cap agreement with the notional amount of $110.0 million through June 1, 2026. In connection with the amendment of the Moxy Senior Loan, the Company restructured this interest rate cap agreement to increase its notional amount by $14.7 million to $124.7 million pursuant to which the SOFR rate was capped at 5.50% through June 1, 2026.

In May 2026, the Company extended the term of the interest rate cap agreement with the notional amount of $124.7 million through June 1, 2027.

As of June 30, 2026 and December 31, 2025, the aggregate outstanding principal balance of the Moxy Mortgage Loans was $156.0 million.

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

During the fourth quarter of 2025, the Company was informed by the lender that it did not meet the minimum DYR as of September 30, 2025 as a result of their discretionary adjustments and therefore, they have elected to retain any excess cash flow from the operations of the Lower East Side Moxy Hotel until the minimum DYR is met. The Company has also been informed by the lender that it did not meet the minimum DYR as of December 31, 2025 and March 31, 2026. As of both June 30, 2026 and December 31, 2025, a total of $6.8 million was held by the lender in escrow accounts, which is included in restricted cash on the consolidated balance sheets.

Based on the trailing twelve months of operating results of the Lower East Side Moxy Hotel, the Company does not expect it will meet the minimum DYR as of June 30, 2026, assuming the lender makes similar discretionary adjustments.

The following table shows the contractually scheduled principal maturities of the Company’s mortgage debt during the next five years and thereafter as of June 30, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total
Principal maturities	$380	$811	$156,137	$-	$64,860	$-	$222,188

Less: Deferred financing costs							(2,762)

Total principal maturities, net							$219,426

Certain of the Company’s debt agreements require the maintenance of certain ratios, including debt service coverage. As of June 30, 2026, the Company was in compliance with all of its financial debt covenants, other than for the Moxy Mortgage Loans as discussed above. Additionally, certain of the Company’s mortgages payable also contain clauses providing for prepayment penalties.

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

For the six months ended June 30, 2026, the Company repurchased 158,222 Common Shares at a weighted average price per share of $11.31. For the six months ended June 30, 2025, the Company repurchased 160,641 Common Shares at a weighted average price per share of $11.35.

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

The following table represents the fees incurred associated with the services provided by the Company’s Advisor and its affiliates:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Asset management fees (general and administrative costs)	$493	$485	$989	$975
Property management fees (property operating expenses)	80	81	160	158
Development fees and cost reimbursement (1)	-	42	-	91
Total	$573	$608	$1,149	$1,224

(1)	Development fees and the reimbursement of development-related costs that the Company pays to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed. Once construction is substantially completed these amounts are recorded as property operating expenses.

Amounts owed to the Advisor and its affiliated entities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Company owed the Advisor and its affiliated entities an aggregate of $1.5 million and $1.0 million, respectively.

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

Lightstone REIT I is structured as an umbrella partnership REIT, or UPREIT, and substantially all of our current and future business is and will be conducted through Lightstone Value Plus REIT, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on July 12, 2004. As of June 30, 2026, Lightstone REIT I held a 98% general partnership interest in the Operating Partnership’s common units (“Common Units”).

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

As of June 30, 2026, we (i) have ownership interests in and consolidate two operating properties and (ii) have ownership interests through three unconsolidated joint ventures in a portfolio of nine multifamily residential properties (the “Columbus Portfolio”) located in the Columbus, Ohio metropolitan area; an aggregate 151-acre plot of land (the “Jones Road Property”) located in Spartanburg, South Carolina, consisting of various parcels, including one which is suitable for the immediate development of a data center; and a portfolio of five limited-service hotels (the “Hotel JV Portfolio”).

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

Concentration of Credit Risk

As of June 30, 2026 and December 31, 2025, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

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

Owned and Consolidated Real Estate Properties:

As of June 30, 2026, we (i) have ownership interests in and consolidate two operating properties and (ii) have ownership interests through three unconsolidated joint ventures in the Columbus Portfolio, a portfolio of nine multifamily residential properties located in the Columbus, Ohio metropolitan area; the Jones Road Property, an aggregate 151-acre plot of land located in Spartanburg, South Carolina, consisting of various parcels of land, including one which is suitable for the immediate development of a data center; and the Hotel JV Portfolio, a portfolio of five limited-service hotels.

Consolidated Properties

Lower East Side Moxy Hotel

We wholly own the Lower East Side Moxy Hotel, a 303-room Marriott branded hotel located in the Lower East Side neighborhood in the Manhattan borough of New York City, which we developed, constructed and opened on October 27, 2022. The following table contains certain information for the Lower East Side Moxy Hotel.

			Year to Date June 30, 2026	Percentage Occupied for the Six Months Ended	RevPAR for the Six Months Ended	ADR for the Six Months Ended
	Location	Year Built	Available Rooms	June 30, 2026	June 30, 2026	June 30, 2026
Lower East Side Moxy Hotel	Bowery, New York	2022	54,843	90%	$250.89	$278.61

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

	Location	Year Built	Leasable Units	Percentage Occupied as of June 30, 2026	Annualized Revenues based on Rents at June 30, 2026	Annualized Revenues per unit at June 30, 2026
Gantry Park Landing	Queens, New York	2013	199	99%	$11.1 million	$56,264

Annualized revenue is defined as the minimum monthly payments due as of June 30, 2026 annualized.

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

				Percentage Occupied as of	Annualized Revenues based on Rents at	Annualized Revenue per unit at
	Location	Year Built	Leasable Units	June 30, 2026	June 30, 2026	June 30, 2026
9 multifamily residential properties within the Columbus Joint Venture	Columbus, Ohio	2004	2,564	92%	$46.3 million	$19,622

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

Results of Operations

For the Three Months Ended June 30, 2026 vs. June 30, 2025

Consolidated

Rental revenues

Our rental revenues are primarily comprised of rental income and tenant recovery income from Gantry Park Landing. Total rental revenues were relatively unchanged at $2.9 million during both the three months ended June 30, 2026 and 2025.

Hotel revenues

Our hotel revenues for the Lower East Side Moxy Hotel are comprised of room revenue and food, beverage and other revenue. During the three months ended June 30, 2026 compared to same period in 2025, the Lower East Side Moxy Hotel experienced increases in RevPAR to $318.59 from $307.24 and ADR to $337.56 from $328.47 while the percentage of rooms occupied was relatively unchanged at 94%. Total hotel revenues were $14.6 million and $14.4 million for the three months ended June 30, 2026 and 2025, respectively. Room revenue increased by $0.3 million to $8.8 million for the three months ended June 30, 2026 from $8.5 million for the same period in 2025 and food, beverage and other revenue was $5.9 million for the both three months ended June 30, 2026 and 2025.

Property operating expenses

Our property operating expenses are primarily comprised of expenses to operate Gantry Park Landing and certain holding costs related to two former development projects, the Santa Monica Project and the Exterior Street Project, which were disposed of during June 2025 and July 2025, respectively. Property operating expenses were relatively unchanged at $0.7 million during both the three months ended June 30, 2026 and 2025.

Hotel operating expenses

Our total hotel operating expenses, consisting of room expenses and food and beverage costs, for the Moxy Lower East Side Hotel were $9.2 million and $8.9 million for three months ended June 30, 2026 and 2025, respectively. Room expenses were $4.6 million and $4.5 million and food and beverage costs were $4.6 million and $4.4 million for the three months ended June 30, 2026 and 2025, respectively.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $0.9 million for the three months ended June 30, 2026 compared to $0.8 million for the same period in 2025.

General and administrative costs

General and administrative costs were relatively unchanged at $1.0 million during both the three months ended June 30, 2026 and 2025.

Depreciation and amortization

Depreciation and amortization was relatively unchanged at $1.8 million during both the three months ended June 30, 2026 and 2025.

Interest and dividend income

Interest and dividend income increased by $0.2 million to $0.9 million for the three months ended June 30, 2026 compared to $0.7 million for the same period in 2025. The increase in interest and dividend income is primarily attributable to an increase in interest income due to a substantially higher amount of cash on hand during the 2026 period as a result of the net proceeds from the disposition of one of our former development projects, the Exterior Street Project, in July 2025.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by $2.1 million to $4.4 million for the three months ended June 30, 2026 compared to $6.5 million for the same period in 2025. The decrease in interest expense during the 2026 period reflects the refinancing of the Gantry Park Mortgage Loan in January 2025; the extinguishment of certain mortgage debt in connection with the transfer of the ownership of the Santa Monica Project to the lender in June 2025; the repayment in full of certain mortgage debt in connection with the disposition of the Exterior Street Project in July 2025; and amendments to the Moxy Mortgage Loans on August 15, 2025. Additionally, our interest expense reflects the changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Unrealized gain/(loss) on marketable equity securities

During the three months ended June 30, 2026 we recorded unrealized gains on marketable equity securities of $7.8 million and during the three months ended June 30, 2025 we recorded unrealized losses on marketable equity securities of $1.1 million.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investment in unconsolidated affiliated entities was $0.9 million during both the three months ended June 30, 2026 and 2025. Our loss from investment in unconsolidated affiliated entities is primarily attributable to our unconsolidated 19% joint venture ownership interest in the Columbus Joint Venture.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties that hold units in the Operating Partnership and (ii) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other affiliates.

For the Six Months Ended June 30, 2026 vs. June 30, 2025

Consolidated

Rental revenues

Our rental revenues are primarily comprised of rental income and tenant recovery income from Gantry Park Landing.  Total rental revenues increased slightly by $0.1 million to $5.8 million for the six months ended June 30, 2026 compared to $5.7 million for the same period in 2025.

Hotel revenues

Our hotel revenues for the Lower East Side Moxy Hotel are comprised of room revenue and food, beverage and other revenue. During the six months ended June 30, 2026 compared to same period in 2025, the Lower East Side Moxy Hotel experienced increases in RevPAR to $250.89 from $241.92 and ADR to $278.61 from $270.03 while the percentage of rooms occupied was relatively unchanged at 90%. Total hotel revenues were $24.3 million and $23.9 million for the six months ended June 30, 2026 and 2025, respectively. Room revenue increased by $0.4 million to $13.7 million for the six months ended June 30, 2026 from $13.3 million for the same period in 2025 and food, beverage and other revenue decreased slightly by $0.1 million to $10.5 million for the six months ended June 30, 2026 from $10.6 million for the same period in 2025.

Property operating expenses

Our property operating expenses are primarily comprised of expenses to operate Gantry Park Landing and certain holding costs related to two former development projects, the Santa Monica Project and the Exterior Street Project, which were disposed of during June 2025 and July 2025, respectively. Property operating expenses decreased by $0.2 million to $1.4 million for the six months ended June 30, 2026 compared to $1.6 million for the same period in 2025.

Hotel operating expenses

Our total hotel operating expenses, consisting of room expenses and food and beverage costs, for the Moxy Lower East Side Hotel were $17.5 million and $16.8 million for six months ended June 30, 2026 and 2025, respectively. Room expenses were $8.7 million and $8.3 million and food and beverage costs were $8.8 million and $8.5 million for the six months ended June 30, 2026 and 2025, respectively. The increase in room expenses of $0.4 million was primarily attributable to higher utilities costs for the Lower East Side Hotel incurred during the first quarter of 2026.

Real estate taxes

Real estate taxes increased by $0.2 million to $1.8 million for the six months ended June 30, 2026 compared to $1.6 million for the same period in 2025.

General and administrative costs

General and administrative costs increased slightly by $0.1 million to $2.1 million for the six months ended June 30, 2026 compared to $2.0 million for the same period in 2025.

Depreciation and amortization

Depreciation and amortization increased slightly by $0.1 million to $3.6 million for the six months ended June 30, 2026 compared to $3.5 million for the same period in 2025.

Interest and dividend income

Interest and dividend income increased by $0.4 million to $1.8 million for the six months ended June 30, 2026 compared to $1.4 million for the same period in 2025. The increase in interest and dividend income is primarily attributable to an increase in interest income due to a substantially higher amount of cash on hand during the 2026 period as a result of the net proceeds from the disposition of one of our former development projects, the Exterior Street Project, in July 2025.

Interest expense

Interest expense, including amortization of deferred financing costs, decreased by $4.3 million to $8.8 million for the six months ended June 30, 2026 compared to $13.1 million for the same period in 2025. The decrease in interest expense during the 2026 period reflects the extinguishment of certain mortgage debt in connection with the transfer of the ownership of the Santa Monica Project to the lender in June 2025; the repayment in full of certain mortgage debt in connection with the disposition of the Exterior Street Project in July 2025; and amendments to the Moxy Mortgage Loans on August 15, 2025. Additionally, our interest expense reflects the changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Unrealized gain/(loss) on marketable equity securities

During the six months ended June 30, 2026 we recorded unrealized gains on marketable equity securities of $8.1 million and during the six months ended June 30, 2025 we recorded unrealized losses on marketable equity securities of $2.3 million.

Loss from investment in unconsolidated affiliated real estate entities

Our loss from investment in unconsolidated affiliated entities was $1.9 million and $1.8 million during the six months ended June 30, 2026 and 2025, respectively. Our loss from investment in unconsolidated affiliated entities is primarily attributable to our unconsolidated 19% joint venture ownership interest in the Columbus Joint Venture.

Noncontrolling interests

The net earnings allocated to noncontrolling interests relates to (i) parties that hold units in the Operating Partnership and (ii) the ownership interests in the 2nd Street Joint Venture held by our Sponsor and other affiliates.

Financial Condition, Liquidity and Capital Resources

Overview:

As of June 30, 2026, we had $57.2 million of cash on hand, $6.9 million of restricted cash and $50.7 million of marketable securities. Additionally, we have the ability to make draws from our Line of Credit, subject to certain conditions, and our Margin Loan. See “Notes Payable” for additional information. We believe that these items along with revenues from our operating properties and interest and dividend income earned on our cash and marketable securities will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding any balloon payments due at maturity), capital expenditures, contributions to our unconsolidated affiliated entities (the Columbus Joint Venture and the LSG Joint Venture), redemptions and cancellations of Common Shares, if any, and distributions to our shareholders, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and/or refinancing of existing debt.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for balloon payments upon maturity.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. As of June 30, 2026, our total borrowings of $222.2 million represented 113% of net assets.

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

We may obtain additional lines of credit to be used to acquire properties or real estate-related assets. Any new lines of credit would likely be at prevailing market terms and would be repaid from proceeds from the sale or refinancing of properties, working capital or permanent financing. Our Sponsor or its affiliates may guarantee the lines of credit although they not be obligated to do so. We expect that such properties may be purchased by our Sponsor’s affiliates on our behalf, in our name, in order to minimize the imposition of a transfer tax upon a transfer of such properties to us.

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

The following table represents the fees incurred and reimbursement associated with the payments to our Advisor and their affiliates:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Asset management fees (general and administrative costs)	$493	$485	$989	$975
Property management fees (property operating expenses)	80	81	160	158
Development fees and cost reimbursement (1)	-	42	-	91
Total	$573	$608	$1,149	$1,224

(1)	Development fees and the reimbursement of development-related costs that we pay to the Advisor and its affiliates are capitalized and are included in the carrying value of the associated development project which are classified as development projects on the consolidated balance sheets until construction is substantially completed. Once construction is substantially completed these amounts are recorded as property operating expenses.

Amounts owed to the Advisor and its affiliated entities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. As of June 30, 2026 and December 31, 2025, we owed the Advisor and its affiliated entities an aggregate of $1.5 million and $1.0 million, respectively.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2026	2025

Net cash provided by/(used in) operating activities	$998	$(3,306)
Net cash (used in)/provided by investing activities	(3,983)	2,310
Net cash used in financing activities	(2,503)	(2,924)
Change in cash, cash equivalents and restricted cash including those classified within assets held for sale	(5,488)	(3,920)
Less: decrease in cash, cash equivalents and restricted cash classified within assets held for sale	-	1,153
Change in cash, cash equivalents and restricted cash	(5,488)	(2,767)

Cash, cash equivalents and restricted cash, beginning of year	69,541	35,119
Cash, cash equivalents and restricted cash, end of the period	$64,053	$32,352

Operating activities

The net cash provided by operating activities of $1.0 million for the six months ended June 30, 2026 consists of the following:

●	cash inflows of $0.9 million from our net income after adjustment for non-cash items; and

●	cash inflows of $0.1 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $4.0 million for the six months ended June 30, 2026 is primarily related to the following:

●	the purchase of investment property of $0.5 million; and

●	capital contributions of $3.5 million to the LSG Joint Venture.

Financing activities

The net cash used in financing activities of $2.5 million for the six months ended June 30, 2026 is primarily related to the following:

●	debt principal payments of $0.4 million;

●	redemptions and cancellation of common shares of $1.8 million; and

●	distributions paid to noncontrolling interests of $0.3 million.

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

On August 15, 2025, the Moxy Senior Loan was amended to increase its availability by $14.7 million from up to $110.0 million to up to $124.7 million, its maturity was extended to  September 15, 2028 and its interest rate was prospectively reduced to SOFR + 3.25%, subject to a 6.50% floor. The Moxy Senior Loan is fully funded and its outstanding principal balance was $124.7 million as of both June 30, 2026 and December 31, 2025.

Simultaneously, on August 15, 2025, the Moxy Junior Loan was also amended pursuant to which its maturity was extended to September 15, 2028 and its interest rate was prospectively reduced to SOFR + 7.75%, subject to a 11.00% floor. The Moxy Junior Loan is fully funded and its outstanding principal balance was $31.3 million as of both June 30, 2026 and December 31, 2025.

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

On May 30, 2025, we extended the term of the interest rate cap agreement with the notional amount of $110.0 million through June 1, 2026. In connection with the amendment of the Moxy Senior Loan, we restructured this interest rate cap agreement to increase its notional amount by $14.7 million to $124.7 million pursuant to which the SOFR rate was capped at 5.50% through June 1, 2026.

In May 2026, we extended the term of the interest rate cap agreement with the notional amount of $124.7 million through June 1, 2027.

As of June 30, 2026 and December 31, 2025, the aggregate outstanding principal balance of the Moxy Mortgage Loans was $156.0 million.

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

During the fourth quarter of 2025, we were informed by the lender that we did not meet the minimum DYR as of September 30, 2025 as a result of their discretionary adjustments and therefore, they have elected to retain any excess cash flow from the operations of the Lower East Side Moxy Hotel until the minimum DYR is met. We have also been informed by the lender that we did not meet the DYR as of December 31, 2025 and March 31, 2026. As of June 30, 2026 and December 31, 2025, a total of $6.8 million was held by the lender in escrow accounts, which is included in restricted cash on the consolidated balance sheet.

Based on the trailing twelve months of operating results of the Lower East Side Moxy Hotel, we also do not expect to meet the minimum DYR as of June 30, 2026, assuming the lender makes similar discretionary adjustments.

Contractual Mortgage Obligations

The following is a summary of our contractual mortgage obligations outstanding over the next five years and thereafter as of June 30, 2026.

Contractual Obligations	2026	2027	2028	2029	2030	Thereafter	Total
Principal Payments	$380	$811	$156,137	$-	$64,860	$-	$222,188
Interest Payments(1)	8,309	16,548	13,473	4,140	703	-	43,173

Total Contractual Obligations	$8,689	$17,359	$169,610	$4,140	$65,563	$-	$265,361

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate, as applicable as of June 30, 2026 was used.

Certain of our debt agreements require the maintenance of certain ratios, including debt service coverage. As of June 30, 2026, we were in compliance with all our financial debt covenants, other than for the Moxy Mortgage Loans as discussed above. Additionally, certain of our mortgages payable also contain clauses providing for prepayment penalties.

Mortgage Debt Maturities

We have no additional significant maturities of mortgage debt over the next 12 months.

Notes Payable

Margin Loan

We have access to the Margin Loan from a financial institution that holds custody of certain of our marketable securities. The Margin Loan, which is due on demand, bears interest at SOFR plus 0.85% (4.50% as of June 30, 2026) and is collateralized by the marketable securities in our account. The amounts available to us under the Margin Loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. There were no amounts outstanding under the Margin Loan as of both June 30, 2026 and December 31, 2025.

Line of Credit

We have a Line of Credit with a financial institution that provides for borrowings up to a maximum of $20.0 million, subject to a 40% loan-to-value ratio based on the fair value of the underlying collateral, which matures on November 30, 2026 and bears interest at SOFR plus 1.35% (5.00% as of June 30, 2026). The Line of Credit is collateralized by an aggregate of 200,247 of Simon OP Units. As of June 30, 2026, the amount of borrowings available to be drawn under the Line of Credit was $17.9 million. No amounts were outstanding under the Line of Credit as of both June 30, 2026 and December 31, 2025. Additionally, we intend to seek an extension to the Line of Credit on or before its maturity date.

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

For the six months ended June 30, 2026, we repurchased 158,222 Common Shares at a weighted average price per share of $11.31. For the six months ended June 30, 2025, we repurchased 160,641 Common Shares at a weighted average price per share of $11.35.

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

Our calculations of FFO and MFFO are presented below. Items are presented net of non-controlling interest portions where applicable.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income/(loss)	$7,254	$(1,898)	$2,908	$(10,014)
FFO adjustments:
Depreciation and amortization	1,810	1,777	3,613	3,545
Adjustments to equity earnings from unconsolidated affiliated entity	671	642	1,336	1,277
FFO	9,735	521	7,857	(5,192)
MFFO adjustments:
Noncash adjustments:
Mark to market adjustments (1)	(7,764)	1,068	(8,075)	2,308
Gain on debt extinguishment (2)	-	(1,929)	-	(1,929)
Loss on sale of marketable securities (2)	-	50	-	108
MFFO	1,971	(290)	(218)	(4,705)
Straight-line rent (3)	11	7	22	14
MFFO - IPA recommended format	$1,982	$(283)	$(196)	$(4,691)

Net income/(loss)	$7,254	$(1,898)	$2,908	$(10,014)
Less: income attributable to noncontrolling
interests	(288)	(639)	(285)	(69)
Net income/(loss) applicable to Company’s common shares	$6,966	$(2,537)	$2,623	$(10,083)
Net income/(loss) per common share, basic and diluted	$0.33	$(0.12)	$0.13	$(0.48)

FFO	$9,735	$521	$7,857	$(5,192)
Less: FFO attributable to noncontrolling
interests	(507)	(851)	(721)	(492)
FFO attributable to Company’s common shares	$9,228	$(330)	$7,136	$(5,684)
FFO per common share, basic and diluted	$0.44	$(0.02)	$0.34	$(0.27)

MFFO - IPA recommended format	$1,982	$(283)	$(196)	$(4,691)
Less: MFFO attributable to noncontrolling
interests	(330)	107	(542)	433
MFFO attributable to Company’s common shares	$1,652	$(176)	$(738)	$(4,258)

Weighted average number of common shares
outstanding, basic and diluted	20,801	21,116	20,840	21,157

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(3)	Under GAAP, rental revenue is recognized on a straight-line basis through the expiration of the non-cancelable term of the lease. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for this item, MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions paid and cumulative FFO:

From inception through
June 30, 2026

FFO attributable to Company’s common shares	$261,655
Distributions paid	$292,086

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15 d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT I, Inc. on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 12, 2026, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT I, INC.

Date: August 12, 2026	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)